Form 10-Q
period 1994-03-31
LARIZZA INDUSTRIES INC
filed 1994-05-12
CIK 817134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    (MARK ONE)
       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                       OR
       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO


                                                   Commission file number 1-9634



                                    [LOGO]

                            LARIZZA INDUSTRIES, INC.


             (Exact name of registrant as specified in its charter)


          Ohio                                         34-1376202
- --------------------------              --------------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)



                                   Suite 1040
                            201 West Big Beaver Road
                              Troy, Michigan  48084
             (Address of principal executive offices and zip code)



                                 (810) 689-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, without par value, of the registrant outstanding as of April 30, 1994: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1994
                                     INDEX

                                                                                                        Page No.
                                                                                                        --------

Part I.  Financial Information:
       Item 1.                    Financial Statements:

                                  Consolidated Condensed Balance Sheets -
                                  March 31, 1994 and December 31, 1993  . . . . . . . . . .               3

                                  Consolidated Condensed Statements of Operations -
                                  Three Months Ended March 31, 1994 and 1993  . . . . . . .               4

                                  Consolidated Condensed Statements of Cash Flows -
                                  Three Months Ended March 31,1994 and 1993   . . . . . . .               5

                                  Notes to Consolidated Condensed Financial Statements  . .               6

       Item 2.                    Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations   . . . . . . . . . .               7

Part II.  Other Information:

       Item 6.                    Exhibits and Reports on Form 8-K  . . . . . . . . . . . .               8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                                                           March 31,       December 31,
                                                                                             1994              1993
                                                                                       ----------------  ----------------
                                                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                                                             $             8              559
  Accounts receivable, net                                                                       24,159           20,426
  Inventories:
    Raw materials                                                                                 4,477            4,428
    Work in process                                                                                 937            1,032
    Finished goods                                                                                1,899            1,808
                                                                                            -----------      -----------
             Total inventories                                                                    7,313            7,268
                                                                                            -----------      -----------
  Reimbursable tooling costs                                                                      2,961            2,178
  Net current assets of discontinued operations                                                   1,975            1,627
  Other current assets                                                                            1,031              625
                                                                                            -----------      -----------
             Total current assets                                                                37,447           32,683
                                                                                            -----------      -----------
Property, plant and equipment, at cost                                                           46,880           46,978
Less accumulated depreciation and amortization                                                   20,631           20,862
                                                                                            -----------      -----------
             Net property, plant and equipment                                                   26,249           26,116
                                                                                            -----------      -----------
Notes receivable from principal shareholders                                                      2,167            2,136
Goodwill and other intangibles, net                                                               2,700            2,782
Net noncurrent assets of discontinued operations                                                    158              137
                                                                                            -----------      -----------
                                                                                        $        68,721           63,854
                                                                                            -----------      -----------
                                                                                            -----------      -----------


Current liabilities:
  Current installments of long-term debt and capitalized lease obligation               $         4,675            4,679
  Accounts payable                                                                               17,866           14,267
  Income taxes payable                                                                            2,838            1,008
  Accrued salaries and wages                                                                      2,078            1,469
  Accrual for loss on sale of discontinued operations                                             2,165            2,118
  Other accrued expenses                                                                          4,628            4,863
                                                                                            -----------      -----------
             Total current liabilities                                                           34,250           28,404
                                                                                            -----------      -----------

Long-term debt, excluding current installments                                                   31,160           81,460
Capitalized lease obligation, excluding current installments                                        691              780
Deferred gain on debt restructure                                                                 2,461            6,097
Deferred income taxes                                                                             1,400            1,400
Accrued interest                                                                                    -              8,463
Other long-term liabilities                                                                       1,296            1,323

Shareholders' deficit:
  Common stock                                                                                   76,780           17,202
  Additional paid-in capital                                                                      5,551            5,551
  Accumulated deficit                                                                           (80,474)         (83,873)
  Foreign currency translation adjustment                                                        (4,394)          (2,953)
                                                                                            -----------      -----------
             Total shareholders' deficit                                                         (2,537)         (64,073)
                                                                                            -----------      -----------
                                                                                        $        68,721           63,854
                                                                                            -----------      -----------
                                                                                            -----------      -----------




See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        -----------------------------

                                                                                            1994              1993
                                                                                        -----------       -----------


Net sales                                                                            $    41,061            39,615
Cost of goods sold                                                                        32,174            30,673
                                                                                      ----------         ---------
        Gross profit                                                                       8,887             8,942

Selling, general and administrative expenses                                               3,096             2,848
                                                                                      ----------         ---------

        Operating income                                                                   5,791             6,094
                                                                                      ----------         ---------

Operating income (expense):
  Interest expense, net                                                                   (1,151)           (1,661)
  Foreign exchange gain (loss)                                                               258              (254)
  Other, net                                                                                 336                (5)
                                                                                      ----------         ---------
                                                                                            (557)           (1,920)
                                                                                      ----------         ---------


Income before income tax provision                                                         5,234             4,174

Income tax provision                                                                       1,835               -
                                                                                      ----------         ---------

Net income                                                                           $     3,399             4,174
                                                                                      ----------         ---------
                                                                                      ----------         ---------
Income per common share:
  Primary                                                                            $       .22               .30
                                                                                      ----------         ---------
                                                                                      ----------         ---------
  Fully diluted                                                                      $       .19               .24
                                                                                      ----------         ---------
                                                                                      ----------         ---------

Weighted average number of shares of common stock outstanding
     Primary                                                                              15,738            13,805
     Fully diluted                                                                        22,088            22,088

See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)





                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                      --------------------------

                                                                                        1994              1993
                                                                                      --------          --------

Operations:
  Net income                                                                       $       3,399             4,174
  Noncash items:
     Depreciation and amortization                                                         1,037             1,127
     Foreign exchange (gain) loss                                                           (258)              254
     Amortization of deferred gain                                                          (313)             (336)
     Interest accrued on long-term debt                                                      791             1,029
     Operating working capital decrease (increase)                                           249              (388)
     Other, net                                                                             (292)               17
                                                                                    ------------      ------------
                                                                                           4,613             5,877
                                                                                    ------------      ------------
Investments:
  Property, plant and equipment, net                                                      (1,529)             (359)
  Other, net                                                                                 (31)              (38)
                                                                                    ------------      ------------
                                                                                          (1,560)             (397)
                                                                                    ------------      ------------
Financing:
  Repayments of debt                                                                      (3,350)           (4,516)
  Other, net                                                                                -                 (121)
                                                                                    ------------      ------------
                                                                                          (3,350)           (4,637)

Effect of exchange rates on cash                                                            (254)              (94)
                                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                                        (551)              749

Cash and cash equivalents at beginning of period                                             559               489
                                                                                    ------------      ------------

Cash and cash equivalents at end of period                                         $           8             1,238
                                                                                    ------------      ------------
                                                                                    ------------      ------------


Noncash  financing activities:
  Conversion of debt to equity                                                     $      59,578                 -
                                                                                    ------------      ------------
                                                                                    ------------      ------------


See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


(1)   Basis of Presentation

      In the opinion of management, the information furnished herein includes all adjustments (all of which are of a normal recurring nature) necessary for fair presentation of the results for the interim periods.

(2)   Income Per Share

      Primary income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

      On a fully-diluted basis, both net income and shares outstanding are adjusted to assume the conversion of the U.S. Loan of $47.0 million plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first quarter of 1994, interest expense of $791,000 related to the U.S. Loan was added back into income. To adjust net income for the first quarter of 1993, interest expense of $1,029,000 related to the U.S. Loan was added back into income.

      On March 11, 1994, $47,000,000 in principal and $9,254,000 of accrued interest relating to the Term Loans under the U.S. Loan (the then outstanding principal and accrued interest with respect to such loans) were converted into 8,283,040 shares of common stock. The conversion reduces long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of March 11, 1994 by $47,000,000, $9,254,000 and $3,324,000 and increases common stock by
      $59,578,000.

(3)   New Credit Facility


      On May 6 1994, the Company signed a new $50.0 million credit facility agented by Continental Bank N.A..The initial borrowing of $36.0 million consisted of $35.6 million used to repay existing indebtedness, resulting in the recognition of the remaining $2.4 million of deferred gain on debt restructure, and $.4 million used to pay various loan fees and expenses.

      The new facility includes a $27 million revolving line of credit for the Company and an $8 million revolving line of credit for tooling and capital equipment for the Company. The amount available under the $27 million line of credit is reduced by $250,000 at the end of each quarter in 1994 and $1,250,000 at the end of each subsequent quarter during the term of the loan. Both lines of credit expire May 6, 1997. Interest on the loans is based on Eurodollar rates or the bank's reference rate, plus a margin (up to 3.00% for Eurodollar loans and 1.25% for reference rate loans) that would vary each quarter based on specified financial covenants. The line of credit also requires the Company to pay a commitment fee of .375% a year on the average unused amount of the facility, plus additional annual agent's fees. Interest and the commitment fee are payable quarterly. The revolving line of credit is also available for letters of credit in amounts not to exceed $2 million. On May 6, 1994, the Company borrowed $21 million under the $27 million revolving credit facility and the bank issued a $500,000 (Canadian) letter of credit securing checking account overdrafts. Both lines of credit are secured by all of the assets of the Company including the stock of its subsidiaries.

      In addition, the new facility includes a $15 million term loan to Manchester Plastics, Ltd., the Company's Canadian subsidiary, secured by all of its assets. The loan is payable in four quarterly installments of $937,500 beginning June 30, 1994, with the balance due May 7, 1999. Interest on the loan is based on Eurodollar rates or the bank's reference rate, plus a margin (up to 3.50% for Eurodollar loans and 1.75% for reference rate loans) which vary each quarter based on the Manchester Plastics' net worth.

      The loans to the Company and to Manchester Plastics, Ltd. contain various covenants, the more restrictive of which include limits on the disposition of properties, limits on capital expenditures, maintenance of certain financial levels and ratios and restrictions on additional indebtedness and on the payment of dividends. The Company was in compliance with all such covenants at May 6, 1994, and expects to be in compliance throughout 1994.

      Aggregate principal payments due on long-term debt for the next five years are as follows: 1994 - $2,812,500; 1995 - $937,500; 1996 - $0; 1997
      - $21,000,000; 1998 - $0; 1999 - $11,250,000.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

First  Quarter Ended March 31, 1994 compared with
First  Quarter Ended March 31, 1993

Net sales increased $1,446,000, or 3.7%, in the quarter ended March 31, 1994
compared to the quarter ended March 31, 1993.   This increase in sales resulted
largely from increased production levels of vehicles in which the Company's products are used.

Gross income decreased $55,000, or 0.6%, in the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993. The gross profit margin decreased to 21.6% in the 1994 period from 22.6% in the 1993 period. Gross profit margins were impacted negatively by start-up costs associated with new programs.

Operating income for the quarter ended March 31, 1994 decreased $303,000, or 5.0%, compared to the quarter ended March 31, 1993. Operating income as a percentage of net sales was 14.1% in the current quarter compared to 15.4% in the comparable quarter of the prior year. This decrease in operating income margins resulted primarily from an increase in selling expenses.

Selling, general and administrative expenses for the quarter increased by $248,000, or 8.7%, due primarily to increased selling expenses. Selling, general and administrative expenses as a percentage of net sales were 7.5% in the first quarter of 1994 and 7.2% in the first quarter of 1993.

Interest expense for the quarter ended March 31, 1994 decreased $510,000, or 30.7% from the quarter ended March 31, 1993, primarily as a result of the conversion of $47 million in principal amount of debt, plus the related accrued interest, into equity on March 11, 1994. The conversion will reduce interest expense in future periods.

Foreign exchange resulted in a $258,000 gain in the first quarter ended March 31, 1994, compared to a $254,000 loss in the first quarter last year. The change is a result of currency fluctuations between the U.S. and Canadian dollars.

During 1993, the Company's Canadian net operating loss carryforwards were fully used, resulting in an income tax provision in the first quarter ended March 31, 1994 of $1,835,000, compared to no provision for income taxes in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net cash position decreased by $551,000 during the first quarter of 1994. Cash in the amount of $4,613,000 was generated from operations. Cash of $1,529,000 was used for capital expenditures and $3,350,000 was used to pay debt.

On March 11, 1994, the Company's lenders converted $47,000,000 of principal and $9,254,000 of accrued interest into 8,283,040 shares of common stock, representing 37.5% of the company's outstanding common stock after such conversion. This conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of the date of the conversion by $47,000,000, $9,254,000 and $3,324,000, respectively, and increased shareholders' equity by $59,578,000.

The Company's primary needs for liquidity in the next twelve months will be to support its working capital needs, debt service requirements and capital expenditure requirements. The Company believes that cash generated by operations plus amounts available under its new credit facility will be adequate to fund its cash needs for the next twelve months. As of May 9, 1994, the Company had $6 million available under its new line of credit, plus an additional $8 million available for tooling and capital expenditure loans; provided that, for loans to the Company or its Canadian subsidiary for capital expenditures, the company seeking the loan first spends $5 million for capital expenditures. For a description of the Company' s new credit facilities and the amounts initially borrowed under the new facilities, see note 3 of Notes to Consolidated Condensed Financial Statements contained in Part I of this Report.

                           PART II. OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits:


       9.1         Amended and Restated Voting Trust Agreement among
                   Larizza Industries, Inc., Ronald T. Larizza and the shareholders signing the agreement, dated as of May 4, 1994.

       10.2 Asset Sale and Purchase Agreement, dated as of May 6, 1994, between Manchester Plastics, Ltd. and Larizza Industries, Inc.

       10.8(a) Amended and Restated Marketing, Selling, Administrative and Management Services Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Manchester Plastics, Ltd.

       10.10(a) Credit Agreement, dated as of May 6, 1994, among Larizza Industries, Inc., various financial institutions and Continental Bank N.A.

       10.10(b) Note, dated as of May 6, 1994, in the principal amount of $35,000,000 from Larizza Industries, Inc. to Continental Bank N.A.

       10.10(c) Security Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Continental Bank N.A.

       10.10(d) Company Pledge Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Continental Bank N.A.

       10.10 (e)   Form of Mortgage, Deed of Trust, Assignment of Leases
                   and Rents, Security Agreement and Financing Statement, dated as of May 6, 1994, between Larizza Industries, Inc. and
                   Continental Bank N.A. covering properties located in Manchester, Ann Arbor, Homer and Williamston, Michigan.

       10.11(a)    Credit Agreement, dated as of May 6, 1994, among
                   Manchester Plastics, Ltd., various financial institutions and Continental Bank N.A.

       10.11(b) Note, dated as of May 6, 1994, in the principal amount of $15,000,000 from Manchester Plastics, Ltd. to Continental Bank N.A.

       10.11(c) General Security Agreement, dated as of May 6 1994, between Manchester Plastics, Ltd. and Continental Bank N.A.

       10.11(d) Demand Debenture, dated as of May 6, 1994, from Manchester Plastics, Ltd. to Continental Bank N.A.

       10.11(e)    Debenture Pledge Agreement, dated as of May 6,
                   1994, between Manchester Plastics, Ltd. and Continental Bank N.A.

       10.11(f) Patent Security Agreement, dated as of May 6, 1994, between Manchester Plastics, Ltd. and Continental Bank N.A.

       10.11(g)(1) Charge/Mortgage of Land, dated as of May 6, 1994, from
                   Manchester Plastics, Ltd. to Continental Bank N.A. concerning Gananoque and Stratford, Ontario properties.

       10.11(g)(2) Charge/Mortgage of Land, dated as of May 6, 1994, from
                   Manchester Plastics, Ltd. to Continental Bank N.A. concerning Scarborough, Ontario lease.

(b)    Reports on Form 8-K filed during the first quarter:

       There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1994.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LARIZZA INDUSTRIES, INC.





                                                /S/ Terence C. Seikel
                                                Terence C. Seikel
Date:  May 11, 1994                             Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer of the
                                                Registrant)

                                 EXHIBIT INDEX


Exhibit No.                         Description                                       Page
- -----------                         -----------                                       ----
9.1           Amended and Restated Voting Trust Agreement among
              Larizza Industries, Inc., Ronald T. Larizza and the
              shareholders signing the agreement, dated as of May 4, 1994.

10.2 Asset Sale and Purchase Agreement, dated as of May 6, 1994, between Manchester Plastics, Ltd. and Larizza Industries, Inc.

10.8(a)       Amended and Restated Marketing, Selling,
              Administrative and Management Services Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Manchester
              Plastics, Ltd.

10.10(a)      Credit Agreement, dated as of May 6, 1994, among
              Larizza Industries, Inc., various financial institutions and Continental Bank N.A.

10.10(b) Note, dated as of May 6, 1994, in the principal amount of $35,000,000 from Larizza Industries, Inc. to Continental
              Bank N.A.

10.10(c) Security Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Continental Bank N.A.

10.10(d) Company Pledge Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Continental Bank N.A.

10.10(e)      Form of Mortgage, Deed of Trust, Assignment of Leases and Rents,
              Security Agreement and Financing Statement, dated as of May 6,
              1994, between Larizza Industries, Inc. and  Continental Bank N.A.
              covering properties located in Manchester, Ann Arbor, Homer and Williamston, Michigan.

10.11(a)      Credit Agreement, dated as of May 6, 1994, among Manchester
              Plastics, Ltd., various financial institutions and Continental
              Bank N.A.

10.11(b) Note, dated as of May 6, 1994, in the principal amount of $15,000,000 from Manchester Plastics, Ltd. to Continental Bank
              N.A.

10.11(c) General Security Agreement, dated as of May 6 1994, between Manchester Plastics, Ltd. and Continental Bank N.A.

10.11(d)      Demand Debenture, dated as of May 6, 1994, from
              Manchester Plastics, Ltd. to Continental Bank  N.A.

10.11(e)      Debenture Pledge Agreement, dated as of May 6, 1994, between
              Manchester Plastics, Ltd. and Continental Bank N.A.

10.11(f) Patent Security Agreement, dated as of May 6, 1994, between Manchester Plastics, Ltd. and Continental Bank N.A.

10.11(g)(1)   Charge/Mortgage of Land, dated as of May 6, 1994,
              from Manchester Plastics, Ltd. to Continental Bank N.A. concerning
              Gananoque and Stratford, Ontario properties.

10.11(g)(2)   Charge/Mortgage of Land, dated as of May 6, 1994, from
              Manchester Plastics, Ltd. to Continental Bank N.A. concerning
              Scarborough, Ontario lease.
