Form 10-Q
period 1994-06-30
LARIZZA INDUSTRIES INC
filed 1994-08-05
CIK 817134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                       OR
   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO



                                                   Commission file number 1-9634



                                    [LOGO]

                            LARIZZA INDUSTRIES, INC.


             (Exact name of registrant as specified in its charter)


         Ohio                                            34-1376202
(State of incorporation)                    (I.R.S. Employer Identification No.)



                                   Suite 1040
                            201 West Big Beaver Road
                              Troy, Michigan  48084
             (Address of principal executive offices and zip code)



                                 (810) 689-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, without par value, of the registrant outstanding as of July 29, 1994: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1994
                                     INDEX

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information:

       Item 1.         Financial Statements:

                       Consolidated Condensed Balance Sheets -
                       June 30, 1994 and December 31, 1993   . . . . . . . . . .               3

                       Consolidated Condensed Statements of Operations -
                       Three Months and Six Months Ended June 30, 1994 and 1993                4

                       Consolidated Condensed Statements of Cash Flows -
                       Six Months Ended June 30,1994 and 1993  . . . . . . . . .               5

                       Notes to Consolidated Condensed Financial Statements  . .               6

       Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations   . . . . . . . . . .               7

Part II.  Other Information:

       Item 4.         Submission of Matters to a Vote of Security Holders   . .               9

       Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . .               9

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                                                             June 30,         December 31,
                                                                                               1994              1993
                                                                                           ------------      ------------
                                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                                $        125              559
  Accounts receivable, net                                                                       25,963           20,426
  Inventories:
    Raw materials                                                                                 3,873            4,428
    Work in process                                                                               1,092            1,032
    Finished goods                                                                                1,883            1,808
                                                                                              ---------        ---------
             Total inventories                                                                    6,848            7,268
                                                                                              ---------        ---------
  Reimbursable tooling costs                                                                      2,734            2,178
  Net current assets of discontinued operations                                                   2,020            1,627
  Other current assets                                                                            1,208              625
                                                                                              ---------        ---------
             Total current assets                                                                38,898           32,683
                                                                                              ---------        ---------
Property, plant and equipment, at cost                                                           48,458           46,978
Less accumulated depreciation and amortization                                                   21,625           20,862
                                                                                              ---------        ---------
             Net property, plant and equipment                                                   26,833           26,116
                                                                                              ---------        ---------
Notes receivable from principal shareholders                                                      2,199            2,136
Goodwill and other intangibles, net                                                               2,687            2,782
Net noncurrent assets of discontinued operations                                                    147              137
                                                                                              ---------        ---------
                                                                                           $     70,764           63,854
                                                                                              =========        =========

Current liabilities:
  Current installments of long-term debt and capitalized lease obligation                  $      3,029            4,679
  Accounts payable                                                                               16,194           14,267
  Income taxes payable                                                                            3,252            1,008
  Accrued salaries and wages                                                                      2,092            1,469
  Accrual for loss on sale of discontinued operations                                             2,210            2,118
  Other accrued expenses                                                                          6,358            4,863
                                                                                              ---------        ---------
             Total current liabilities                                                           33,135           28,404
                                                                                              ---------        ---------
Long-term debt, excluding current installments                                                   30,000           81,460
Capitalized lease obligation, excluding current installments                                        635              780
Deferred gain on debt restructure                                                                    -             6,097
Deferred income taxes                                                                             1,400            1,400
Accrued interest                                                                                     -             8,463
Other long-term liabilities                                                                       1,296            1,323

Shareholders' equity (deficit):
  Common stock                                                                                   76,780           17,202
  Additional paid-in capital                                                                      5,551            5,551
  Accumulated deficit                                                                           (73,699)         (83,873)
  Foreign currency translation adjustment                                                        (4,334)          (2,953)
                                                                                             ----------       ----------
             Total shareholders' equity (deficit)                                                 4,298          (64,073)
                                                                                             ----------       ----------
                                                                                           $     70,764           63,854
                                                                                             ==========       ==========

    See accompanying notes to unaudited consolidated financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                                       Three Months Ended             Six Months Ended
                                                                             June 30,                     June 30,
                                                                      ---------------------        ---------------------

                                                                         1994         1993            1994         1993
                                                                         ----         ----            ----         ----
Net sales                                                            $   42,779      39,390       $   83,840       79,005
Cost of goods sold                                                       32,848      30,207           65,022       60,880
                                                                     ----------   ---------       ----------   ----------

        Gross profit                                                      9,931       9,183           18,818       18,125

Selling, general and administrative expenses                              3,655       2,938            6,751        5,786
                                                                     ----------  ----------       ----------   ----------

        Operating income                                                  6,276       6,245           12,067       12,339

Other income (expense):
  Interest expense, net                                                   ( 587)     (1,570)          (1,738)      (3,231)
  Foreign exchange gain (loss)                                             (150)         78              108         (176)
  Other, net                                                               (189)         (4)             147          ( 9)
                                                                     ---------- -----------       ----------   ----------
                                                                           (926)     (1,496)          (1,483)      (3,416)
                                                                     ----------  ----------       ----------   ----------

Income before income tax provision and extraordinary gain                 5,350       4,749           10,584        8,923

Income tax provision                                                        980         -              2,815        -
                                                                     ---------- -----------       ----------   ----------

Income before extraordinary gain                                          4,370       4,749            7,769        8,923

Extraordinary gain on refinancing of debt                                 2,405        -               2,405         -
                                                                     ----------  ----------       ----------   ----------

Net income                                                           $    6,775       4,749       $   10,174        8,923
                                                                     ==========  ==========       ==========   ==========

Income per common share:
  Primary
     Income before extraordinary gain                                $      .20        . 34       $     .41           .65
     Extraordinary gain                                                     .11          -              .13            -
                                                                     ----------  ----------       ---------    ----------
     Net income per common share                                     $      .31         .34       $     .54           .65
                                                                     ==========  ==========       =========    ==========

  Fully diluted
     Income before extraordinary gain                                $                  .26       $     .39           .50

     Extraordinary gain                                                                  -              .11            -
                                                                                -----------      ----------    ----------
     Net income per common share                                     $                  .26      $      .50           .50
                                                                                ===========      ==========    ==========

Weighted average number of shares of common stock outstanding
     Primary                                                             22,088      13,805          18,930       13,805
     Fully diluted                                                                   22,088          22,088       22,088


    See accompanying notes to unaudited consolidated financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)





                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------

                                                                                           1994              1993
                                                                                          ------            ------
Operations:
  Net income                                                                        $     10,174             8,923
  Noncash items:
     Depreciation and amortization                                                         2,065             2,231
     Foreign exchange (gain) loss                                                           (108)              176
     Amortization of deferred gain                                                          (368)             (671)
     Extraordinary gain on refinancing of debt                                            (2,405)               -
     Interest accrued on long-term debt                                                      791             2,071
     Operating working capital  increase                                                    (522)              (83)
     Other, net                                                                             (252)               17
                                                                                    ------------        ----------
                                                                                           9,375            12,664
                                                                                    ------------        ----------
Investments:
  Property, plant and equipment, net                                                      (3,162)             (833)
  Other, net                                                                                 (63)              (77)
                                                                                    ------------        ----------
                                                                                          (3,225)             (910)
                                                                                    ------------        ----------
Financing:
  Issuance of debt                                                                        36,000                -
  Repayments of debt                                                                     (42,213)           (7,262)
  Other, net                                                                                  -               (957)
                                                                                    ------------        -----------
                                                                                          (6,213)           (8,219)

Effect of exchange rates on cash                                                            (371)             (212)
                                                                                    ------------        ----------

Net increase (decrease) in cash and cash equivalents                                        (434)            3,323

Cash and cash equivalents at beginning of period                                             559               489
                                                                                    ------------        ----------

Cash and cash equivalents at end of period                                          $        125             3,812
                                                                                    ============        ==========

Noncash  financing activities:
  Conversion of debt to equity                                                      $     59,578
                                                                                    ============


    See accompanying notes to unaudited consolidated financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

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

     On a fully-diluted basis, both net income and shares outstanding were adjusted to assume the conversion of the U.S. Loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first six months of 1994, interest expense of $791,000 related to the U.S. Loan was added back into income. To adjust net income for the second quarter and first six months of 1993, interest expense of $1,042,000 and $2,071,000, respectively, related to the U.S. Loan was added back into income.

     On March 11, 1994, $47,000,000 in principal and $9,254,000 of accrued interest relating to the Term Loans under the U.S. Loan (the then outstanding principal and accrued interest with respect to such loans) were converted into 8,283,040 shares of common stock. The conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of March 11, 1994 by $47,000,000, $9,254,000 and $3,324,000, respectively, and increased common stock by $59,578,000.

(3)  New Credit Facility / Extraordinary Gain

     On May 6, 1994, the Company signed a new $50,000,000 credit facility agented by Continental Bank N.A..The initial borrowing of $36,000,000 consisted of $35,600,000 used to repay existing indebtedness and $400,000 used to pay various loan fees and expenses. This debt refinancing resulted in the recognition of the remaining deferred gain on debt restructure which is recorded as an extraordinary gain in the second quarter of 1994.

     The new facility includes a $27,000,000 revolving line of credit for the Company, of which $18,750,000 was outstanding on June 30, 1994, and an $8,000,000 revolving line of credit for tooling and capital equipment for the Company. The amount available under the $27,000,000 line of credit is reduced by $250,000 at the end of each quarter in 1994 (beginning June 30,
     1994) and $1,250,000 at the end of each subsequent quarter during the term of the loan. Both lines of credit expire May 6, 1997. Interest on the loans is based on Eurodollar rates or the bank's reference rate, plus a margin which can vary each quarter based on specified financial covenants. The margins at July 1, 1994 were 1.75% for Eurodollar Loans and 0% for reference rate loans. The line of credit also requires the Company to pay a commitment fee of .375% a year on the average unused amount of the facility. Interest and the commitment fee are payable quarterly. The revolving line of credit is also available for letters of credit in
     amounts not to exceed $2,000,000.   The Bank issued a $500,000 (Canadian)
     letter of credit securing checking account overdrafts. Both lines of credit are secured by all of the assets of the Company including the stock of its subsidiaries.

     In addition, the new facility includes a $15,000,000 term loan to Manchester Plastics, Ltd., the Company's Canadian subsidiary, secured by all of its assets, of which $14,062,500 was outstanding on June 30, 1994. The loan is payable in four quarterly installments of $937,500 beginning June 30, 1994, with the balance due May 7, 1999. Interest on the loan is based on Eurodollar rates or the bank's reference rate, plus a margin which varies each quarter based on Manchester Plastics' net worth. The margins at July 1, 1994 were 3.50% for Eurodollar loans and 1.75% for reference rate loans. Interest is payable quarterly.

     The loans to the Company and to Manchester Plastics, Ltd. contain various covenants, the more restrictive of which include limits on the disposition of properties, limits on capital expenditures, maintenance of certain financial levels and ratios and restrictions on additional indebtedness and on the payment of dividends. The Company was in compliance with all such covenants at June 30, 1994, and expects to be in compliance throughout 1994.

     Aggregate principal payments due on long-term debt for the next five years are as follows: 1994 - $1,875,000; 1995 - $937,500; 1996 - $2,500,000
     1997 - $16,250,000; 1998 - $0; 1999 - $11,250,000.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second Quarter Ended June 30, 1994 compared with
Second Quarter Ended June 30, 1993

Net sales increased $3.4 million,  or 8.6%,  in the quarter ended June 30, 1994
compared to the quarter ended June 30, 1993.   This increase in net sales
resulted largely from increased production levels of vehicles in which the Company's products are used.

Gross profit increased $0.7 million, or 8.1%, in the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. This increase in gross profit is a result of higher sales. The gross profit margin was 23.2% in the 1994 period and 23.3% in the 1993 period. Gross profit margins in the current period were impacted slightly by start-up costs associated with new business.

Operating income for the quarter ended June 30, 1994 was $6.3 million compared to operating income of $6.2 million for the quarter ended June 30, 1993. Operating income as a percentage of net sales was 14.7% in the current quarter compared to 15.9% in the comparable prior year's quarter. The decrease in operating income margins was a result of higher selling, general and administrative costs.

Selling, general and administrative expenses increased $0.7 million in the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. This increase resulted primarily from costs associated with the filing of a registration statement which was subsequently withdrawn and a refinancing of the Company's remaining debt, as well as increased selling expenses. As described in Note 3 of Notes to Consolidated Condensed Financial Statements, the Company signed a $50.0 million credit facility with Continental Bank N.A. during the second quarter of 1994.

Interest expense for the quarter ended June 30, 1994 decreased $1.0 million compared to the quarter ended June 30, 1993, primarily as a result of the conversion of $47.0 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

During the current quarter, the Company recorded an income tax provision of $1.0 million. The Company had no income tax provision in the prior year's period as a result of U.S. and Canadian tax loss carryforwards. The Canadian tax loss carryforwards were fully used during the fourth quarter of 1993. The Company expects its tax rate to increase in the last two quarters of 1994 but to remain below the statutory tax rate as the Company utilizes its remaining U.S. tax loss carryforward.


Six Months Ended June 30, 1994 compared with
Six Months Ended June 30, 1993

Net sales for the six months ended June 30, 1994 increased $4.8 million, or 6.1%, compared with the net sales for the six months ended June 30, 1993. This increase in net sales resulted largely from increased production levels of vehicles in which the Company's products are used.

Gross profit increased $0.7 million, or 3.8%, in the six month period ended June 30, 1994 compared to the six month period ended June 30, 1993. This increase in gross profit is a result of higher sales offset slightly by lower gross profit margins. The gross profit margin was 22.4% in the 1994 period compared to 22.9% in the 1993 period. Gross profit margins in the current period were impacted negatively by start-up costs associated with new business.

Operating income for the six months ended June 30, 1994 was $12.1 million compared to operating income of $12.3 million for the six months ended June 30, 1993. Operating income as a percentage of sales was 14.4% in the current period compared to 15.6% in the comparable prior year period. The decrease in operating income margins resulted from slightly lower gross profit margins and higher selling, general and administrative costs.

Selling, general and administrative expenses increased $1.0 million in the six months ended June 30, 1994 compared to the six months ended June 30, 1993. This increase resulted largely from costs associated with the filing of a registration statement which was subsequently withdrawn and a refinancing of the Company's remaining debt, as well as increased selling expenses.

                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense for the six months ended June 30, 1994 decreased $1.5 million compared to the six months ended June 30, 1993, primarily as a result of the conversion of $47.0 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

During the current six month period, the Company recorded an income tax provision of $2.8 million. The Company had no income tax provision in the prior year's period as a result of U.S. and Canadian tax loss carryforwards. Canadian tax loss carryforwards were fully used during the fourth quarter of 1993. The Company expects its tax rate to increase in the last two quarters of 1994 but to remain below the statutory tax rate as the Company utilizes its remaining U.S. tax loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash position decreased by $0.4 million during the first half of 1994. Cash in the amount of $9.4 million was generated by operations. Cash in the amount of $3.2 million was used for capital expenditures and cash of $6.2 million was paid to reduce debt during the first half of 1994.

On March 11, 1994, the Company's lenders converted $47.0 million of principal and $9.3 million of accrued interest into 8.3 million shares of common stock, representing 37.5% of the Company's outstanding common stock after such conversion. This conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of the date of the conversion by $47.0 million, $9.3 million and $3.3 million, respectively, and increased shareholders' equity by $59.6 million.

The Company's primary needs for liquidity in the next twelve months will be to support its working capital needs, debt service requirements and capital expenditure requirements. The Company believes that cash generated by operations plus amounts available under its new credit facility will be adequate to fund its cash needs for the next twelve months. At June 30, 1994, the Company had $8.0 million available under its new line of credit, plus, if certain conditions are met, an additional $8.0 million available for tooling and capital expenditure loans. For a description of the Company's new credit facilities, see Note 3 of Notes to Consolidated Condensed Financial Statements contained in Part I of this Report.

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 31, 1994. At the annual meeting, the following persons were elected as directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:


                                                                    Votes
                                                          ------------------------
                          Name                              For           Withheld
                        --------                            ---           --------
                     Ronald T. Larizza                   17,897,283         93,505
                     Edward L. Sawyer, Jr.               17,897,308         93,480
                     Edward W. Wells                     17,897,308         93,480
                     Charles Fazio                       17,930,708         60,080
                     Frank E. Blazey, Jr.                17,930,708         60,080
                     Arthur L. Wiseley                   17,930,708         60,080


        There were no abstentions or broker non-votes in connection with the election of the directors at the annual meeting.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               10.9(c) Consulting Agreement, dated as of June 15, 1994 between Larizza Industries, Inc. and The Edgewater Group, Inc.

               10.9(d) Finders Agreement, dated as of June 15, 1994, between Larizza Industries, Inc. and the Edgewater Group, Inc.

               10.10(a)(1)    First Amendment to Credit Agreement, dated as of
                              June 2, 1994, among Larizza Industries, Inc., various financial institutions and Continental
                              Bank N.A.

               10.10(b)(1)    Note, dated as of June 15, 1994, in the principal
                              amount of $24,500,000 from Larizza Industries, Inc. to Continental Bank N.A.

               10.10(b)(2)    Note, dated as of June 15, 1994, in the principal
                              amount of $10,500,000 from Larizza Industries, Inc. to The First National Bank of Boston.

               10.11(a)(1)    First Amendment to Credit Agreement, dated as of
                              June 2, 1994, among Manchester Plastics, Ltd., various financial institutions and Continental
                              Bank N.A.

               10.11(b)(1)    Note, dated as of June 15, 1994, in the principal
                              amount of $10,500,000 from Manchester Plastics, Ltd. to Continental Bank N.A.

               10.11(b)(2)    Note, dated as of June 15, 1994, in the principal
                              amount of $4,500,000 from Manchester Plastics, Ltd. to The First National Bank of Boston.



        (b)    Reports on Form 8-K filed during the second quarter:

               There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1994.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LARIZZA INDUSTRIES, INC.




                                               /S./ Terence C. Seikel
                                               Terence C. Seikel
Date:  August 2,1994                           Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer of the
                                               Registrant)

                                EXHIBIT INDEX


Exhibit
  No.                                Description                                Page
- - -------                              -----------                                ----
10.9(c)      Consulting Agreement, dated as of June 15, 1994 between
             Larizza Industries, Inc. and The Edgewater Group, Inc.

10.9(d)      Finders Agreement, dated as of June 15, 1994, between
             Larizza Industries, Inc. and the Edgewater Group, Inc.

10.10(a)(1)  First Amendment to Credit Agreement, dated as of June 2,
             1994, among Larizza Industries, Inc., various financial institutions and Continental Bank N.A.

10.10(b)(1)  Note, dated as of June 15, 1994, in the principal amount of $24,500,000 from Larizza Industries, Inc. to Continental
             Bank N.A.

10.10(b)(2)  Note, dated as of June 15, 1994, in the principal amount of $10,500,000 from Larizza Industries, Inc. to The First
             National  Bank of Boston.

10.11(a)(1)  First Amendment to Credit Agreement, dated as of
             June 2, 1994, among Manchester Plastics, Ltd., various financial institutions and Continental Bank N.A.

10.11(b)(1)  Note, dated as of June 15, 1994, in the principal amount of  $10,500,000 from Manchester Plastics, Ltd. to
             Continental Bank N.A.

10.11(b)(2)  Note, dated as of June 15, 1994, in the principal amount of $4,500,000 from Manchester Plastics, Ltd. to The First
             National Bank of Boston.

