Form 10-Q
period 1994-09-30
LARIZZA INDUSTRIES INC
filed 1994-11-08
CIK 817134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    (MARK ONE)
       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                       OR
       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO


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


Number of shares of Common Stock, without par value, of the registrant outstanding as of October 31, 1994: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1994
                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

  Item 1.    Financial Statements:

             Consolidated Condensed Balance Sheets -
             September 30, 1994 and December 31, 1993  . . . . . . . .      3

             Consolidated Condensed Statements of Operations -
             Three Months and Nine Months Ended September 30, 1994
             and 1993  . . . . . . . . . . . . . . . . . . . . . . . .      4

             Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended September 30, 1994 and 1993   . . . . .      5

             Notes to Consolidated Condensed Financial Statements  . .      6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations   . . . . . . . . . .      8

Part II.  Other Information:

  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . .     10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .     11

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                                                      September 30,          December 31,
                                                                                          1994                   1993
                                                                                    ----------------        ----------------
                                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $     826                 559
  Accounts receivable, net                                                              25,194              20,426
  Inventories:
    Raw materials                                                                        4,693               4,428
    Work in process                                                                      1,317               1,032
    Finished goods                                                                       2,227               1,808
                                                                                     ---------             -------
             Total inventories                                                           8,237               7,268
                                                                                     ---------             -------
  Reimbursable tooling costs                                                             2,922               2,178
  Net current assets of discontinued operations                                          2,187               1,627
  Other current assets                                                                     941                 625
                                                                                     ---------             -------
             Total current assets                                                       40,307              32,683
                                                                                     ---------             -------
Property, plant and equipment, at cost                                                  50,261              46,978
Less accumulated depreciation and amortization                                          23,022              20,862
                                                                                     ---------             -------
             Net property, plant and equipment                                          27,239              26,116
                                                                                     ---------             -------
Notes receivable from principal shareholders                                             2,232               2,136
Goodwill and other intangibles, net                                                      2,712               2,782
Net noncurrent assets of discontinued operations                                            68                 137
                                                                                     ---------             -------
                                                                                     $  72,558              63,854
                                                                                     =========             =======

Current liabilities:
  Current installments of long-term debt and capitalized lease obligation            $   2,104               4,679
  Accounts payable                                                                      17,568              14,267
  Income taxes payable                                                                   3,675               1,008
  Accrued salaries and wages                                                             2,756               1,469
  Accrual for loss on sale of discontinued operations                                    2,266               2,118
  Other accrued expenses                                                                 6,197               4,863
                                                                                     ---------             -------
             Total current liabilities                                                  34,566              28,404
                                                                                     ---------             -------
Long-term debt, excluding current installments                                          27,300              81,460
Capitalized lease obligation, excluding current installments                               593                 780
Deferred gain on debt restructure                                                           -                6,097
Deferred income taxes                                                                    1,400               1,400
Accrued interest                                                                            -                8,463
Other long-term liabilities                                                              1,296               1,323

Shareholders' equity (deficit):
  Common stock                                                                          76,780              17,202
  Additional paid-in capital                                                             5,551               5,551
  Accumulated deficit                                                                  (70,951)            (83,873)
  Foreign currency translation adjustment                                               (3,977)             (2,953)
                                                                                     ---------             -------
             Total shareholders' equity (deficit)                                        7,403             (64,073)
                                                                                     ---------             -------
                                                                                     $  72,558              63,854
                                                                                     =========             =======

See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                                         Three Months Ended             Nine Months Ended
                                                                            September  30,               September 30,
                                                                       -----------------------       ----------------------

                                                                         1994         1993           1994        1993
                                                                         ----         ----           ----        ----
Net sales                                                            $   37,673      31,144       $  121,513      110,149
Cost of goods sold                                                       30,334      25,377           95,356       86,257
                                                                     ----------      ------       ----------      -------
        Gross profit                                                      7,339       5,767           26,157       23,892

Selling, general and administrative expenses                              3,316       2,488           10,067        8,274
                                                                     ----------      ------       ----------      -------
        Operating income                                                  4,023       3,279           16,090       15,618

Other income (expense):
  Interest expense, net                                                    (537)     (1,509)          (2,275)      (4,740)
  Foreign exchange gain (loss)                                               48         (16)             156         (192)
  Other, net                                                                (51)       (193)              96         (202)
                                                                     ----------      ------       ----------      -------
                                                                           (540)     (1,718)          (2,023)      (5,134)
                                                                     ----------      ------       ----------      -------

Income before income tax provision and extraordinary gain                 3,483       1,561           14,067       10,484

Income tax provision                                                        735          -             3,550           -
                                                                     ----------      ------       ----------      -------

Income before extraordinary gain                                          2,748       1,561           10,517       10,484

Extraordinary gain on refinancing of debt                                    -           -             2,405           -
                                                                     ----------      ------       ----------      -------

Net income                                                           $    2,748       1,561       $   12,922       10,484
                                                                     ==========      ======       ==========      =======

Income per common share:
  Primary
     Income before extraordinary gain                                $      .12         .11              .53          .76
     Extraordinary gain                                                      -           -               .12           -
                                                                     ----------      ------       ----------      -------
     Net income per common share                                     $      .12         .11       $      .65          .76
                                                                     ==========      ======       ==========      =======
  Fully diluted
     Income before extraordinary gain                                                             $      .51          .62
     Extraordinary gain                                                                                  .11           -
                                                                                                  ----------      -------
     Net income per common share                                                                  $      .62          .62
                                                                                                  ==========      =======

Weighted average number of shares of common stock outstanding
     Primary                                                             22,088      13,805           19,995       13,805
     Fully diluted                                                                      n/a           22,088       22,088

See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)





                                                                                               Nine Months Ended
                                                                                                 September  30,
                                                                                         ----------------------------------

                                                                                           1994                1993
                                                                                          ------              ------
Operations:
  Net income                                                                        $     12,922            10,484
  Noncash items:
     Depreciation and amortization                                                         3,106             3,262
     Foreign exchange (gain) loss                                                           (156)              192
     Amortization of deferred gain                                                          (368)           (1,007)
     Extraordinary gain on refinancing of debt                                            (2,405)               -
     Interest accrued on long-term debt                                                      791             3,122
     Operating working capital  decrease (increase)                                        1,406              (293)
     Other, net                                                                             (252)              201
                                                                                    ------------          --------
                                                                                          15,044            15,961
                                                                                    ------------          --------
Investments:
  Property, plant and equipment, net                                                      (4,161)           (2,474)
  Other, net                                                                                 (96)             (116)
                                                                                    ------------          --------
                                                                                          (4,257)           (2,590)
                                                                                    ------------          --------
Financing:
  Issuance of debt                                                                        36,000                -
  Repayments of debt                                                                     (45,903)          (10,647)
  Other, net                                                                                  -             (1,036)
                                                                                    ------------          --------
                                                                                          (9,903)          (11,683)

Effect of exchange rates on cash                                                            (617)             (371)
                                                                                    ------------          --------

Net increase in cash and cash equivalents                                                    267             1,317

Cash and cash equivalents at beginning of period                                             559               489
                                                                                    ------------          --------

Cash and cash equivalents at end of period                                          $        826             1,806
                                                                                    ============          ========

Noncash  financing activities:
  Conversion of debt to equity                                                      $     59,578
                                                                                    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994

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

     On a fully-diluted basis, both net income and shares outstanding were adjusted to assume the conversion of the U.S. Loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first nine months of 1994, interest expense of $791,000 related to the U.S. Loan was added back into income. To adjust net income for the first nine months of 1993, interest expense of $3,122,000 related to the U.S. Loan was added back into income. Such conversion was not dilutive during the quarter ended September 30, 1993.

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

(3)  New Credit Facility / Extraordinary Gain

     On May 6, 1994, the Company signed a new $50,000,000 credit facility agented by Bank of America Illinois (formerly Continental Bank N.A.). The initial borrowing of $36,000,000 consisted of $35,600,000 used to repay existing indebtedness and $400,000 used to pay various loan fees and expenses. This debt refinancing resulted in the recognition of the remaining deferred gain on debt restructure which was recorded as an extraordinary gain in the second quarter of 1994.

     The new facility includes a $27,000,000 revolving line of credit for the Company, of which $16,050,000 was outstanding on September 30, 1994, and an $8,000,000 revolving line of credit for tooling and capital equipment for the Company. The amount available under the $27,000,000 line of credit is reduced by $250,000 at the end of each quarter in 1994 (beginning June 30, 1994) and $1,250,000 at the end of each subsequent quarter during the term of the loan. Both lines of credit expire May 6, 1997. Interest on the loans is based on Eurodollar rates or the bank's reference rate, plus a margin which can vary each quarter based on specified financial covenants. The margins at October 1, 1994 were 1.75% for Eurodollar Loans and 0% for reference rate loans. The line of credit also requires the Company to pay a commitment fee of .375% a year on the average unused amount of the facility. Interest and the commitment fee are payable quarterly. The revolving line of credit is also available for
     letters of credit in amounts not to exceed $2,000,000.   The Bank issued a
     $500,000 (Canadian) letter of credit securing checking account overdrafts. Both lines of credit are secured by all of the assets of the Company including the stock of its subsidiaries and the assets of Hughes Plastics, Inc.

     In addition, the new facility includes a $15,000,000 term loan to Manchester Plastics, Ltd., the Company's Canadian subsidiary, secured by all of its assets, of which $13,125,000 was outstanding on September 30, 1994. The loan is payable in four quarterly installments of $937,500 beginning June 30, 1994, with the balance due May 7, 1999. Interest on the loan is based on Eurodollar rates or the bank's reference rate, plus a margin which varies each quarter based on Manchester Plastics' net worth. The margins at October 1, 1994 were 3.50% for Eurodollar loans and 1.75% for reference rate loans. Interest is payable quarterly.

     The loans to the Company and to Manchester Plastics, Ltd. contain various covenants, the more restrictive of which include limits on the disposition of properties, limits on capital expenditures, maintenance of certain financial levels and ratios and restrictions on additional indebtedness and on the payment of dividends. The Company was in compliance with all such covenants at September 30, 1994, and expects to be in compliance throughout 1994.

     Aggregate principal payments due on long-term debt for the next five years are as follows: 1994 - $937,500; 1995 - $937,500; 1996 - $ 0, 1997-
     $16,050,000, 1998 - $0; 1999 - $11,250,000.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994

(4)  Subsequent Event

     On October 20, 1994, the Company purchased all of the outstanding stock of LVB Industries, Inc. and then merged LVB Industries, Inc. into its wholly-owned subsidiary Hughes Plastics, Inc. The Purchase price is subject to post closing adjustments which have not yet been determined.

     In connection with the acquisition, the Company also entered into a seven-year lease for a 70,000 square foot facility in St. Joseph Michigan, with an option to extend the lease for an additional seven years, for $21,000 a month. The Company also has an option to purchase the premises for $2,000,000 during the initial term of the lease. Also in connection with the acquisition, Hughes Plastics, Inc. guaranteed the Company's loans agented by Bank of America Illinois and granted a security interest in all of its assets to secure its obligations under the guaranty.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third Quarter Ended September 30, 1994 compared with
Third Quarter Ended September 30, 1993

Net sales increased $6.5 million,  or 21.0%,  in the quarter ended September
30, 1994 compared to the quarter ended September 30, 1993.   This increase in
net sales resulted largely from increased production levels of vehicles in which the Company's products are used. Future sales are expected to increase as a result of the Company's acquisition of Hughes Plastics, Inc. effective October 20, 1994. Hughes Plastics, Inc.'s sales for the three months ended September 30, 1994 were approximately $3.7 million.

Gross profit increased $1.6 million, or 27.3%, in the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. This increase in gross profit is a result of higher sales and higher gross profit margins. The gross profit margin increased to 19.5% in the 1994 period from 18.5% in the 1993 period. Gross profit margins were impacted favorably by the effect of higher sales on fixed costs.

Operating income for the quarter ended September 30, 1994 was $4.0 million compared to operating income of $3.3 million for the quarter ended September 30, 1993. This increase in operating income resulted from increased gross profit, partially offset by higher selling, general and administrative expenses. Operating income as a percentage of net sales was 10.7% in the 1994 third quarter compared to 10.5% in the 1993 third quarter.

Selling, general and administrative expenses increased by $0.8 million in the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. Selling expenses were up by $0.3 million as a result of higher sales, and general and administrative expenses were up by $0.5 million as a result of generally higher expenses.

Interest expense for the quarter ended September 30, 1994 decreased by $1.0 million compared to the quarter ended September 30, 1993, primarily as a result of the conversion of $47.0 million of principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

During the current quarter, the Company recorded an income tax provision of $0.7 million. The Company had no income tax provision in the prior year's period as a result of U.S. and Canadian tax loss carryforwards. The Canadian tax loss carryforwards were fully used during the fourth quarter of 1993. The Company expects to use its remaining U.S. tax loss carryforwards during 1995.


Nine Months Ended September 30, 1994 compared with
Nine Months Ended September 30, 1993

Net sales for the nine months ended September 30, 1994 increased $11.4 million, or 10.3%, compared with the net sales for the nine months ended September 30, 1993. This increase in net sales resulted largely from increased production levels of vehicles in which the Company's products are used.

Gross profit increased $2.3 million, or 9.5%, in the nine month period ended September 30, 1994 compared to the nine month period ended September 30, 1993. This increase in gross profit is a result of higher sales. The gross profit margin was 21.5% in the 1994 period and 21.7% in the 1993 period.

Operating income for the nine months ended September 30, 1994 was $16.1 million compared to operating income of $15.6 million for the nine months ended September 30, 1993. This increase in operating income resulted from increased gross profit, partially offset by higher selling, general and administrative expenses. Operating income as a percentage of net sales was 13.2% in the 1994 period compared to 14.2% in the 1993 period.

Selling, general and administrative expenses increased by $1.8 million in the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993. Selling expenses were up by $0.6 million as a result of higher sales and general and administrative expenses were up by $1.2 million. The increase in general and administrative expenses resulted from costs associated with the filing of a registration statement which was subsequently withdrawn and a refinancing of the Company's remaining debt, as well as generally higher expenses.

                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense for the nine months ended September 30, 1994 decreased $2.5 million compared to the nine months ended September 30, 1993, primarily as a result of the conversion of $47.0 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

During the current nine month period, the Company recorded an income tax provision of $3.6 million. The Company had no income tax provision in the prior year's period as a result of U.S. and Canadian tax loss carryforwards. The Canadian tax loss carryforwards were fully used during the fourth quarter of 1993. The Company expects to use its remaining U.S. tax loss carryforwards during 1995.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net cash position increased by $0.3 million during the first nine months of 1994. Cash in the amount of $15.0 million was generated by operations. Cash in the amount of $4.2 million was used for capital expenditures and cash of $9.9 million was paid to reduce debt during the nine months of 1994.

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

The Company's primary needs for liquidity in the next twelve months will be to support its working capital needs, debt service requirements and capital expenditure requirements. The Company believes that cash generated by operations plus amounts available under its new credit facility will be adequate to fund its cash requirements for the next twelve months. At September 30, 1994, the Company had $10.4 million available under its new line of credit, plus, if certain conditions are met, an additional $8.0 million available for tooling and capital expenditure loans. For a description of the Company's new credit facilities, see Note 3 of Notes to Consolidated Condensed Financial Statements contained in Part I of this Report.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     10.2                Lease among Louis V. Buzzitta, Catherine F. Buzzitta and Hughes Plastics, Inc.
                         dated October 20, 1994.

     10.10(a)(2)         Second  Amendment to Credit Agreement, dated as of October 19, 1994, among Larizza
                         Industries, Inc., various financial institutions and Bank of America Illinois.

     10.10(b)(3)         Note, dated as of August 31, 1994, in the principal amount of $17,375,000 from Larizza
                         Industries, Inc. to Continental Bank N.A.

     10.10(b)(4)         Note, dated as of August 31, 1994, in the principal amount of $6,950,000 from Larizza
                         Industries, Inc. to Sanwa Business Credit Corporation.

     10.11(b)(3)         Note dated as of August 31, 1994, in the principal amount of $7,031,250 from Manchester
                         Plastics, Ltd. to Continental  Bank N.A.

     10.11(b)(4)         Note, dated as of August 31, 1994, in the principal amount of $2,812,500 from Manchester
                         Plastics, Ltd. to Sanwa Business Credit Corporation.

     10.15               Stock Purchase Agreement, dated October 13, 1994, among Larizza Industries, Inc.
                         and Diane M. Buzzitta Trust, Phillip F. Wood, Trustee, Diane M. Buzzitta, Louis V. Buzzitta,
                         Joseph T. Buzzitta and James V. Buzzitta, LVB Industries, Inc. and Hughes Plastics, Inc.

     10.15(a)            Guarantee, dated as of October 21, 1994, by Hughes Plastics, Inc. in favor of Bank of
                         America Illinois and other Banks.

     10.15(b)            Security Agreement, dated as of October 21, 1994, between Hughes Plastics, Inc. and
                         Bank of America Illinois.

     10.15(c)            Subordinated Note, dated as of October 20, 1994, in the amount of $1,200,000 from Larizza
                         Industries, Inc. to Louis V. Buzzitta.

     10.15(d)            Subordinated Note, dated as of October 20, 1994, in the amount of $500,000 from Larizza
                         Industries, Inc. to Louis V. Buzzitta.

     27                  Financial Data Schedule


b)   Reports on Form 8-K  filed during the third quarter:

     There were no reports on form 8-K filed by the Registrant during the quarter ended September 30, 1994.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LARIZZA INDUSTRIES, INC.



                                            /S./Terence C. Seikel
                                            ----------------------------
                                            Terence C. Seikel
Date:  November 7, 1994                     Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer of the
                                            Registrant)

                                EXHIBIT INDEX



Exhibit
  No.                               Description                                                              Page
- - - -------                             -----------                                                              ----
10.2          Lease Among Louis V. Buzzitta, Catherine F. Buzzitta and Hughes Plastics, Inc.
              dated October 20, 1994.

10.10(a)(2)   Second Amendment to Credit Agreement, dated as of October 19, 1994, among Larizza
              Industries, Inc., various financial institutions and Bank of America Illinois.

10.10(b)(3)   Note, dated as of August 31, 1994, in the principal amount of $17,375,000 from Larizza
              Industries, Inc. to Continental Bank N.A.

10.10(b)(4)   Note, dated as of August 31, 1994, in the principal amount of $6,950,000 from Larizza
              Industries, Inc. to Sanwa Business Credit Corporation.

10.11(b)(3)   Note dated as of August 31, 1994, in the principal amount of $7,031,250 from Manchester
              Plastics, Ltd. to Continental Bank N.A.

10.11(b)(4)   Note, dated as of August 31, 1994, in the principal amount of $2,812,500 from Manchester
              Plastics, Ltd. to Sanwa Business Credit Corporation.

10.15         Stock Purchase Agreement, dated October 13, 1994, among Larizza Industries, Inc.
              and Diane M. Buzzitta Trust, Phillip F. Wood, Trustee, Diane M. Buzzitta, Louis V. Buzzitta,
              Joseph T. Buzzitta and James V. Buzzitta, LVB Industries, Inc. and Hughes Plastics, Inc.

10.15(a)      Guarantee, dated as of October 21, 1994, by Hughes Plastics, Inc. in favor of Bank of
              America Illinois and other Banks.

10.15(b)      Security Agreement, dated as of October 21, 1994, between Hughes Plastics, Inc. and
              Bank of America Illinois.

10.15(c)      Subordinated Note, dated as of October 20, 1994, in the amount of $1,200,000 from Larizza
              Industries, Inc. to Louis V. Buzzitta.

10.15(d)      Subordinated Note, dated as of October 20, 1994, in the amount of $500,000 from Larizza
              Industries, Inc. to Louis V. Buzzitta.

27            Financial Data Schedule