Form 10-K
LARIZZA INDUSTRIES INC
filed 1995-03-14
CIK 817134

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
           -------------------------------------------------------
                                  FORM 10-K
           -------------------------------------------------------
                (MARK ONE)

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      or
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____ TO _____
           -------------------------------------------------------
                                                 Commission File Number 1-9634



                            LARIZZA INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

             OHIO                                       34-1376202
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

          SUITE 1040                                    (810) 689-5800
   201 WEST BIG BEAVER ROAD                     (Registrant's telephone number,
        TROY, MICHIGAN                                including area code)
(Address of principal executive offices)                    48084
                                                          (Zip Code)

--------------------------------------------------------------------------------

         Securities Registered Pursuant to Section 12(b) of the Act:

     COMMON STOCK, NO PAR VALUE                  AMERICAN STOCK EXCHANGE
       (Title of each class)              (Name of exchange on which registered)

      Securities Registered Pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------
        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]
        The total market value of Registrant's common stock, no par value, held by persons who are not affiliates of the Registrant was $44,621,000 on February 21, 1995.
        The Registrant had 22,088,107 shares of common stock issued and outstanding on February 21, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents                                     Form 10-K Reference
----------------------------------            ---------------------------------
Proxy Statement for the 1995 Annual Meeting   Part III, Items 10-13
of Shareholders if filed no later than
April 30, 1995

                                    PART I


ITEM 1. BUSINESS

                                   GENERAL

        Larizza Industries, Inc., an Ohio Corporation, was incorporated in November 1982. Unless the context otherwise requires, all references to the "Company" in this Form 10-K refer to Larizza Industries, Inc. and its consolidated subsidiaries. The Company's principal executive offices are located at 201 West Big Beaver Road, Columbia Center, Suite 1040, Troy, Michigan 48084, and its telephone number is (810) 689-5800.

        The Company designs and manufactures high-quality, plastic-based components and systems utilized in the interiors of automobiles, light trucks, sport utility vehicles and mini-vans. The Company's product line ranges from injection molded plastic components, such as sidewall trim, air outlet assemblies and cupholders, to highly complex systems, such as complete instrument panels and door panels.

        The Company has eight automotive parts manufacturing facilities, of which five are in Michigan and three are in Ontario, Canada. The Company believes these facilities provide significant capacity for expansion of its core automotive interior plastics business without a proportional increase in investments in fixed assets.

        On March 11, 1994, the Company's lenders converted $47,000,000 of principal and $9,254,000 of accrued interest into 8,283,040 shares of common stock. The conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of March 11, 1994 by $47,000,000, $9,254,000, and $3,324,000, respectively, and increased shareholders' equity by $59,578,000.

        On May 6, 1994, the Company signed a $50,000,000 credit facility agented by Bank of America Illinois (formerly Continental Bank, N.A.). The initial borrowing of $36,000,000 consisted of $35,600,000 used to repay existing indebtedness and $400,000 used to pay various loan fees and expenses. This debt refinancing resulted in the recognition of the remaining deferred gain on debt restructure which was recorded as an extraordinary gain. See Note 6 of the Notes to Consolidated Financial Statements listed in Item 14 of this Report.

        On October 20, 1994, the Company acquired Hughes Plastics, Inc., a designer and manufacturer of air outlets and instrument panel components for the automotive industry. Hughes Plastics, Inc. is located in St. Joseph, Michigan. See Note 2 of the Notes to Consolidated Financial Statements listed in Item 14 of this Report.

        During the fourth quarter of 1994, the Company was awarded contracts by Ford to manufacture instrument panel components for the Ford Taurus, Mercury Sable and Ford Econoline. The Ford Econoline business started in the fourth quarter of 1994 and the Ford Taurus and Mercury Sable start in production in 1995. The Company anticipates further opportunities to quote on instrument panel components for Ford.

                              INDUSTRY OVERVIEW

        The Company markets its products primarily to automotive original equipment manufacturers ("automotive OEMs") and automotive OEM suppliers in the North American automotive industry. The North American market for new automobiles, light trucks, sport utility vehicles and mini-vans is cyclical with demand strongly influenced by the overall strength of the North American economies. Sales volumes have fluctuated due to such factors as the general condition of the economy, inflationary expectations and interest rates on consumer credit. Within the automotive industry, certain trends have developed which will affect the future growth opportunities for automotive OEM suppliers such as the Company.

        Increased outsourcing by automotive OEMs. Increasingly, automotive OEMs have shifted the procurement of components from internal divisions to external suppliers. This trend in outsourcing has developed because external suppliers generally have lower cost structures and shorter development lead times than captive suppliers. The Company believes outsourcing will benefit external suppliers by providing a major source of potential growth.

        Consolidation of the automotive OEM supplier base. Because of ever increasing competition among the automotive OEMs, supplier standards are frequently upgraded. The automotive OEMs are requiring their suppliers to meet increasingly stringent standards for quality, cost and full-service capabilities, including design, engineering and product management support. The continuation of this trend has resulted in reducing the number of suppliers and has created opportunities for suppliers which can meet these increasingly stringent standards. The Company expects to take advantage of this trend.

        Increasing consumer attention to interior styling. Consumers have become increasingly sensitive to automobile passenger compartment styling.
This styling includes the texture and esthetic appeal of an automobile's interior components, including door handles and dashboards, as well as functional performance of elements such as cupholders and air outlets. Heightened attention to the design of these components has increased the need for automotive OEM suppliers to produce higher quality components with enhanced features and has created opportunities for suppliers, such as the Company, capable of providing components which appeal to consumers. In addition, as the exterior styling of automobiles is increasingly driven by the need to meet demanding engineering specifications for aerodynamic performance, product differentiation can be most easily achieved by enhancing interior comfort and styling.

        Increased North American production by transplant automotive OEMs. The share of North American automotive production provided by foreign automotive manufacturers has increased from 1990 to 1994. Increasingly, these transplants are under political and economic pressure to purchase a greater percentage of their components from domestic suppliers. The Company currently supplies Honda with door panels used in the Honda Civic and Nissan with various components used in the Nissan Quest.

                                   PRODUCTS

        The Company's products are used in the interior of vehicles and range from injection molded plastic components to highly complex systems. The Company's products include injection molded plastic components, such as sidewall trim, air outlet assemblies, cupholders, substrates and door panels, and compression molded plastic components, such as window trim and van engine covers which provide a structural protective cover for engines. The Company also manufactures padded products such as armrests and headrests. The Company intends to expand its product line and increase sales of systems which, because of their greater complexity and higher labor content, produce higher profit margins.

        The Company manufactures products using a variety of processes, including injection molding, compression molding, rotocast molding, vacuum forming and polyurethane foaming. The Company also performs secondary operations such as hot stamping, heat staking and the application of paint, vinyl, carpet and other decorative components.

        The extensive manufacturing capabilities of the Company enable it to produce highly complex systems, such as instrument panels and door panels. For door panels, the Company injection molds the plastic substrate, which serves as the foundation, manufactures and attaches the armrest and upper door panel, attaches vinyl, carpet, speaker grilles and electrical switches and applies paint or other decorative finishes where needed.

        The Company has engineering and design capabilities which permit the Company to work closely with its customers in the development of new components and systems and the redesign of existing components and systems. The Company has a number of patents and patents pending covering products developed and designed internally.

                                  CUSTOMERS

        The Company sells its products primarily to automotive OEMs. The Company's principal customers are various divisions of General Motors, Chrysler, Ford and Honda. The following table reflects the Company's net sales to each of its principal customers for the year ended December 31, 1994. The loss or significant reduction of business with any of these customers could have a material adverse impact on the Company.

        Customer                     Net Sales            Percent
        --------                     ---------            -------
                                   (In millions)
  General Motors                       $  59.0              34.8%
  Chrysler                                48.7              28.8
  Ford                                    32.5              19.2
  Honda                                   16.7               9.9
  Other                                   12.4               7.3
                                       -------             -----
            Total                      $ 169.3             100.0%
                                       =======             =====


        The Company is a supplier on a variety of automobile, light truck, sport utility vehicle and mini-van models. The following table lists the major models for which the Company currently produces components or systems:


       CUSTOMER                                                     MODELS
       --------                                                     ------
General Motors                                     Buick:
                                                            LeSabre, Regal, Silhouette, Skylark, Park  Avenue
                                                   Cadillac:
                                                            DeVille/Concours, Eldorado, Seville
                                                   Chevrolet:
                                                            Beretta, Camaro, Caprice, Cavalier, Corsica,  Corvette, Lumina/Monte
                                                            Carlo, Lumina APV
                                                   Oldsmobile:
                                                            Achieva, Bravada, Eighty-eight, Ninety-eight
                                                   Pontiac:
                                                            Bonneville, Grand Am, Sunbird, Trans Sport
                                                   GMC Truck:
                                                            Blazer, "CK" Truck, Rally, Sport  Van,  Suburban, Vandura, Yukon

Chrysler                                           Dodge:
                                                            Dakota
                                                   Jeep:
                                                            Grand Cherokee

Ford                                               Ford:
                                                            Crown Victoria, Taurus, "F" Truck,  Econoline
                                                   Lincoln:
                                                            Mark VIII
                                                   Mercury:
                                                            Grand Marquis, Villager, Sable

Nissan                                             Nissan:
                                                            Quest


Honda                                              Honda:
                                                            Civic.


        The Company has been selected as the sole-source supplier for certain components and systems on the 1996 Chevrolet Corsica, Beretta and Cavalier, Pontiac Grand Am, General Motors "M" vans (Astro and Safari) and full-size vans, Ford "F" Truck, and Honda Civic, the 1997 Chevrolet Lumina APV, Corsica and Beretta, Pontiac Trans Sport and Grand Prix, Buick Regal and Park Avenue, and Cadillac DeVille and Concours, and the 1998 Chrysler "LH" cars (the Chrysler New Yorker, LHS and Concorde, the Dodge Intrepid and the Eagle Vision).

        Each of the Company's principal customers has chosen the Company to be the exclusive supplier of various components and systems for certain models of automobiles, light trucks, sport utility vehicles or mini-vans. For example, the Company is the exclusive supplier of interior sidewall trim for the Chevrolet Lumina, instrument panels for the General Motors Rally/Vandura, sidewall trim for the Ford Crown Victoria, door panels for the Jeep Grand Cherokee and door panels for the Honda Civic manufactured in North America.

        The Company's business tends to reflect the seasonal business cycle of the domestic automotive industry. Normally, production declines during the model changeover period in the third quarter of each year. Production generally increases in the fourth quarter, with maximum production experienced during the first and second quarters.

        The Company believes that Ford and Chrysler are reducing the number of their direct suppliers, and that Ford has selected several suppliers to act as integrators of complete automobile interiors. The Company believes that it is in Chrysler's and Ford's reduced supplier base for instrument panel components, but it is not part of Ford's group of integrators. The Company is, however, supplying one of the Ford integrators, and it is attempting to obtain subcontracting work from other integrators, but there can be no assurance that the Company will be successful in its efforts.

                               BUSINESS STRATEGY


        The Company's goal is to increase its sales of highly complex systems supplied to the automotive OEMs as well as to other major automotive suppliers. To accomplish this goal, the Company follows a business strategy based upon the following elements:

Maintain High Quality Reputation

        The Company believes the numerous quality awards it has received from its principal customers evidence the Company's historical success in implementing its business strategy by delivering the quality, service and price required by its customers. To date, certain of the Company's plants have received top quality awards from its customers, including the Chrysler "QE", Ford "Q1" and the General Motors "TFE" awards. In addition, the Company received General Motors' "Worldwide Supplier of the Year" award for 1994, 1993 and 1992. This award was given to one of General Motors' decorative injection molded parts suppliers in each of the last three years in recognition of excellence in quality, service and price. The Company believes that there are over 100 General Motors decorative injection molded parts suppliers in North America.

Lean Manufacturing Improvements

        The Company applies a "lean manufacturing" philosophy designed to reduce manufacturing costs by eliminating waste in its operations through active employee participation. By empowering employees and giving them more autonomy and responsibility for decisions affecting day-to-day operations, the Company believes that it has improved product quality while reducing operating costs.

        As a result of implementing a strategy that incorporates this philosophy, the Company believes that it has positioned itself as a low cost producer of the products that it manufactures.

Provide Increased Engineering and Design

        Over the past several years, the automotive OEMs have increasingly relied upon their suppliers to provide engineering and design support early in the development cycle of a new vehicle. As a result, the Company has developed engineering and design capabilities which permit the Company to work closely with its customers in the development of new components and systems and the redesign of existing components and systems. The Company has a number of patents and patents pending relating to products developed and designed internally.

Just-In-Time Delivery/Line Sequencing Advantage

        The Company works closely with its customers to reduce their inventory costs. For example, it has developed a "line sequencing" system in which engine covers, instrument panels and door panels are produced and sequenced for shipment in the same color sequence as the interiors of the customers' vehicles in which the engine covers, instrument panels and door panels will be installed. This reduces the customers' overhead costs by eliminating the need to store large quantities of components with various options and colors. The "line sequencing" system is a further development of the "just-in-time" system in which the Company integrates its delivery schedules with its customers so that components are delivered "just in time" for installation into the customers' products.

        As an example, the Company has manufactured and sequenced over 2.0 million door panels under one contract for a customer without any quality or sequencing rejections, even though there are approximately 75 variations in the color and options relating to that program. The Company believes that its ability to produce and sequence products for its customers provides it with a cost advantage in bidding on certain contracts.

Strategic Acquisitions in Core Business

        The Company may consider the acquisition of successful companies engaged in the Company's core plastics business if the Company believes the acquisition will further its goal of increasing its market penetration through expanding its product line, manufacturing capabilities or customer base. While the Company believes the opportunities may become available as a result of the automotive OEMs reducing their supplier bases, there are no negotiations for such acquisitions at present and there can be no assurance that any acquisitions will be completed.

                                   MARKETING

        The Company sells its products directly to its customers under sales contracts which are obtained primarily through competitive bidding. The Company's marketing personnel maintain regular contact with its various customers' engineers and purchasing agents. The Company coordinates its marketing efforts through a sales office in Troy, Michigan, which employs full-time marketing representatives and also uses independent manufacturers' representatives.

        Suppliers are generally selected to produce components and systems two to four years in advance of commencement of production of a new or redesigned model. The Company typically receives a purchase order to supply the customer's entire requirement for a given product. The actual number of products sold by the Company under a purchase order is dependent upon the number of vehicles produced by the customer in which the product is incorporated. Accordingly, the Company is unable to state a firm order backlog.

        Historically, most customer purchase orders have provided for supplying the customer's requirements for a model year and may be canceled by the customer at any time, although, it has been the Company's experience that such purchase orders are typically renewed until the product is redesigned or eliminated in a model change. In certain cases, customers will issue long-term purchase orders which provide for supplying the customer's requirements for the life of a component or system. Such purchase orders typically require annual price reductions which reflect expected efficiency gains in the manufacturing process.

                                  COMPETITION

        Automotive components and systems such as those produced by the Company are supplied by a large number of manufacturers. As a result, manufacturers tend to have relatively small market shares, and the Company believes that no supplier or group of suppliers has a dominant position in the market for any of the Company's products. The Company's competitors include manufacturers having both greater and lesser size and financial resources than the Company. Certain manufacturing operations of automotive OEMs directly compete with the Company.

        In general, the Company competes in its markets on the basis of quality, price, customer service, design and engineering capability and reputation with the customer.

                                 RAW MATERIALS

        The principal raw material used by the Company is plastic resins. The Company's principal suppliers of resins include The Dow Chemical Co., A. Schulman, Inc. and General Electric Corporation. The Company believes that it has adequate supplies of raw material available from reliable sources for the level of production presently anticipated.

                       PATENTS, TRADEMARKS AND LICENSES

        The Company has a number of patents and patents pending, trademarks and a license. The Company believes that although its patents and patents pending, trademarks and license have some value in the manufacturing and marketing of certain products, their loss would not have a material adverse effect on the Company's business.

                                   EMPLOYEES

        The Company's continuing operations had 1,894 full-time employees as of January 31, 1995. These consisted of 143 salaried and 763 hourly personnel in the United States and 163 salaried and 825 hourly personnel in Canada. As of January 31, 1995, 1,486 of the Company's employees were represented by various labor unions under collective bargaining agreements expiring on various dates through August 1998. Certain of such agreements, covering an aggregate of 1,048 employees, expire prior to the end of 1995. There can be no assurance that such agreements will be successfully negotiated and renewed before they expire. The Company has never experienced a work stoppage and considers its employee relations to be good.

                                 ENVIRONMENTAL

        Compliance with federal, state and local laws and regulations governing the discharge of material into the environment and noise levels is not expected to have a material effect upon the Company.

                                GENERAL NUCLEAR

        General Nuclear Corporation, a subsidiary of the Company located in Hempfield, Pennsylvania, manufactures high-precision valves, valve components and specialized fasteners for the cooling systems of nuclear reactors used in United States Navy nuclear submarines and aircraft carriers. These products are machined and fabricated from stainless steel, iconel, monel, stellite, aluminum and other metals and metal alloys.

        General Nuclear Corporation has been accounted for as a discontinued operation since December 31, 1990, when the Company adopted a plan to dispose of General Nuclear Corporation. General Nuclear Corporation's revenues in 1994 were approximately $3.8 million, but such revenues are not included in the Company's net sales in its financial statements. General Nuclear is being held for sale by the Company.

          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                               AND EXPORT SALES

        Information regarding the Company's operations by geographic area is set forth in Note 12 of the Notes to Consolidated Financial Statements listed in
Item 14 of this Report.

ITEM 2. PROPERTIES

        The manufacturing operations of the Company are conducted in the following facilities:

                                                         Building Size
                                                          (Approximate            Owned or
                   Location                               Square Feet)             Leased
                   --------                               ------------             ------
Continuing Operations
---------------------
    Manchester, Michigan                                     158,000               Owned
    Homer, Michigan                                           71,000               Owned
    St. Joseph, Michigan (1)                                  75,000               Leased
    Ann Arbor, Michigan (2)                                   29,000               Owned
    Williamston, Michigan                                     16,900               Owned
    Williamston, Michigan (3)                                 30,400               Leased
    Gananoque, Ontario, Canada                               200,000               Owned
    Stratford, Ontario, Canada                                73,000               Owned
    Scarborough, Ontario, Canada (4)                         140,000               Leased


Discontinued Operations
-----------------------

    Hempfield, Pennsylvania (5)                               14,000               Leased

------------------------

(1) Lease expires in October 2001, and may be renewed for seven years at the Company's option. Company has an option to purchase at any time during the initial term of the lease.

(2)      Facility is no longer in operation and is held for sale.

(3)      Lease expires in March 2000.

(4)      Lease expires in April 2003.

(5)      Lease expires in January 1997.

        Owned properties are subject to mortgages under Credit Agreements with lenders (see Note 6 of the Notes to Consolidated Financial Statements listed in
Item 14 of this Report).

        The Company believes that all of its properties, machinery and equipment are well maintained and suitable and adequate for the business of the Company as presently conducted. The Company believes that it has a significant amount of open capacity due, in part, to the elimination of waste resulting from its "lean manufacturing" strategy.

ITEM 3.  LEGAL PROCEEDINGS

        In the opinion of management, the Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

        The Company's common stock is traded on the American Stock Exchange under the symbol LII. Information regarding the last sale prices per share of the Company's common stock on the American Stock Exchange for each quarterly period of 1994 and 1993 is set forth below.

                             PRICE OF COMMON STOCK

                                        1994                 1993
                                  -----------------    ----------------
                                   High       Low       High       Low
                                   ----       ---       ----       ---
    First Quarter                $ 9-5/8     6-5/8      3-5/8     2-1/4

    Second Quarter                 7-3/4     4-5/8      9-5/8     3-1/4

    Third Quarter                  6-1/8     4-5/8     11-3/8     8-3/8

    Fourth Quarter                 5-5/8     3-3/4     11-3/4     7-1/8

SHAREHOLDERS

        As of February 15, 1995, there were approximately 212 record holders of the Company's common stock.

DIVIDENDS

        It is the policy of the Company's Board of Directors to retain all earnings for the operation and expansion of the Company's business for the foreseeable future, and the Company does not currently intend to pay cash dividends on its common stock. The Company has not paid any dividends in the last three years. The Company is restricted from paying dividends under Credit Agreements with its lenders (see Note 6 of the Notes to Consolidated Financial Statements listed in Item 14 of this Report).

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, listed in Item 14 of this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Item 7 of this Report.

Notes to selected financial data:

(1) On March 11, 1994, the Company's lenders converted $47,000,000 of principal and $9,254,000 of accrued interest into 8,283,040 shares of common stock (the "Conversion"). The Conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of the date of the Conversion by $47,000,000, $9,254,000 and $3,324,000, respectively, and increased shareholders' equity by $59,578,000. On October 20, 1994, the Company acquired Hughes Plastics, Inc.

(2) The Company sold the majority of its Defense Group and its Automotive Electrical Division in 1991. These businesses have been accounted for as discontinued operations.

(3) The Company sold its Plating operations and closed its automotive harness assembly operations and its Ann Arbor plant in 1990. The plating and automotive harness assembly operations accounted for $9.9 million of the Company's sales in 1990.

                                                                   Years Ended December 31,
                                              ----------------------------------------------------------------
                                              1994(1)        1993            1992         1991(2)     1990(3)
                                              -------        ----            ----         -------     -------
                                                          (Amounts in thousands, except per share data)
OPERATING DATA:

Net sales                                    $ 169,336       148,257        111,307        85,951       96,739
Cost of goods sold                             133,870       115,660         92,036        73,955       86,254
                                             ---------     ---------      ---------     ---------    ---------
Gross profit                                    35,466        32,597         19,271        11,996       10,485
Selling, general and administrative
  expenses                                      13,434        11,500         10,935         8,261       10,506
Nonrecurring operating  expenses                     -             -              -         4,033       12,522
                                             ---------     ---------      ---------     ---------    ---------
Operating income (loss)                         22,032        21,097          8,336          (298)     (12,543)
Other expense, net                              (2,948)       (6,640)        (6,855)      (11,023)     (12,682)
                                             ---------     ---------      ---------     ---------    ---------
Income (loss) from continuing
  operations, before income taxes
  and extraordinary gain                        19,084        14,457          1,481       (11,321)     (25,225)
Income tax provision                             5,100         2,070              -         1,594           50
                                             ---------     ---------      ---------     ---------    ---------
Income (loss) from continuing
  operations before extraordinary
  gain                                          13,984        12,387          1,481       (12,915)     (25,275)
Loss related to discontinued operations              -             -              -        (3,900)     (19,455)
                                             ---------     ---------      ---------     ---------    ---------
Income (loss) before extraordinary
  gain                                          13,984        12,387          1,481       (16,815)     (44,730)
Extraordinary gain on extinguish-
  ment of  debt                                      -             -            711             -            -
Extraordinary gain on refinancing
  of debt                                        2,405             -              -             -            -
                                             ---------     ---------      ---------     ---------    ---------

Net income (loss)                            $  16,389        12,387          2,192       (16,815)     (44,730)
                                             =========     =========      =========     =========    =========

                                                                   Years Ended December 31,
                                              -----------------------------------------------------------------
                                              1994(1)       1993            1992           1991(2)      1990(3)
                                              -------       ----            ----           -------      -------
                                                          (Amounts in thousands, except per share data)
SHARE AND PER SHARE DATA:

Income (loss) per common share:
Primary:
  Income (loss) from continuing
    operations before extraordinary
    gain                                     $  .68         .90            .11           (.94)       (1.83)
                                                ===         ===            ===           ====         ====

    Net income (loss)                        $  .80         .90            .16          (1.22)       (3.24)
                                                ===         ===            ===           ====         ====
Fully diluted:
  Income from continuing
    operations before extra-
    ordinary gain                            $  .66         .72
                                                ===         ===

  Net income                                 $  .77         .72
                                                ===         ===
Weighted average number of
  shares of common stock
  outstanding:
    Primary                                  20,522      13,805         13,805         13,805       13,805
    Fully diluted                            22,088      22,088


                                                                       December 31,
                                              -----------------------------------------------------------------
                                              1994(1)       1993            1992           1991(2)      1990(3)
                                              -------       ----            ----           -------      -------
                                                                   (Amounts in thousands)
BALANCE SHEET DATA:

Working capital (deficiency)               $    3,648          4,279          5,964        1,943     (95,884)
Total assets                                   83,454         63,854         62,657       60,150      82,149
Long-term obligations, excluding
   current installments                        32,756         93,426        106,987      102,464       2,432
Shareholders' equity (deficit)                 10,181       (64,073)        (75,182)     (74,616)    (57,835)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company listed in
Item 14 of this Report.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, items in the consolidated statements of operations expressed as a percentage of net sales:

                                                               Year Ended  December 31,
                                                           ---------------------------------
                                                           1994          1993         1992
                                                           ----          ----         ----
    Net sales                                             100.0%        100.0%       100.0%
    Gross profit                                           20.9          22.0         17.3
    Selling, general and administrative
       expenses                                             7.9           7.8          9.8
    Operating income                                       13.0          14.2          7.5

Year Ended December 31, 1994  vs. Year Ended December 31, 1993

        The Company's net sales for 1994 were $169.3 million compared to $148.3 million for 1993, representing an increase of 14.2 percent. This increase in net sales resulted from increased production levels of vehicles in which the Company's products are used, new programs launched during the third quarter of 1994 and the acquisition of Hughes Plastics, Inc. on October 20, 1994, which resulted in $2.7 million of additional sales in 1994. The Chrysler Jeep Grand Cherokee door program is scheduled to end in the third quarter of 1995. However, sales are expected to increase in 1995 as a result of the full year impact of new programs started in 1994, the acquisition of Hughes Plastics, Inc. and new instrument panel component business for the Ford Taurus and Mercury Sable expected to begin production in the third quarter of 1995.

        Gross profit for 1994 was $35.5 million compared to $32.6 million for 1993, representing an increase of 8.8 percent. This increase in gross profit is a result of higher sales. The gross profit margin decreased to 20.9 percent in 1994 compared to 22.0 percent in 1993. This decrease in gross profit margins resulted primarily from losses incurred at Hughes Plastics, Inc. The Company expects this operation to become profitable during 1995. During the last half of 1994, the Company began experiencing inflationary pressures with respect to raw material costs, particularly plastic resins. This had a minor impact on margins in 1994; however, if the Company is not able to pass these increased costs on to its customers, 1995 margins could be impacted negatively.

        Operating income in 1994 was $22.0 million compared to $21.1 million in 1993, representing an increase of 4.4 percent. This increase in operating income resulted from increased gross profit offset partially by increased selling, general and administrative costs. Operating income as a percentage of net sales was 13.0 percent in 1994 compared to 14.2 percent in 1993.

        Selling, general and administrative expenses were $13.4 million in 1994 compared to $11.5 million in 1993. Selling expenses were up by $0.9 million as a result of increased sales and general and administrative costs were up by $1.0 million as a result of costs associated with the filing of a registration statement which was subsequently withdrawn and a refinancing of the Company's remaining debt, as well as generally higher expenses.

        Interest expense for 1994 was $3.5 million compared to $6.5 million for 1993. This reduction in interest expense resulted primarily from the conversion of $47.0 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

        Income tax expense for 1994 was $5.1 million compared to $2.1 million for 1993. The effective tax rate increased to 26.7 percent in 1994 from 14.3 percent in 1993 as a result of the Canadian net operating loss carryforwards being fully utilized during 1993.

        During 1994, the Company completed a debt refinancing which resulted in the recognition of the remaining deferred gain on debt restructure. This resulted in an extraordinary gain of $2.4 million being recorded in 1994.

Year Ended December 31, 1993 compared with Year Ended December 31, 1992

        The Company's net sales for 1993 were $148.3 million compared to $111.3 million for 1992, representing an increase of 33.2 percent. This increase in net sales resulted largely from increased sales of door panels for the Chrysler Jeep Grand Cherokee which was launched in the first quarter of 1992, as well as the launching during the third quarter of 1992 of new programs to supply door panels for the Honda Civic manufactured in Marysville, Ohio and instrument panel components for the Mercury Villager and Nissan Quest.

        Gross profit for 1993 was $32.6 million compared to $19.3 million for 1992, representing an increase of 69.2 percent. This increase in gross profit is a result of higher sales and higher gross profit margins. The gross profit margin increased to 22.0 percent in 1993 compared to 17.3 percent in 1992. This increase in gross profit margins resulted from higher sales being spread over fixed overhead costs and operating improvements at certain of the Company's facilities.

        Operating income in 1993 was $21.1 million compared to $8.3 million in 1992, representing an increase of 153.1 percent. This increase in operating income resulted from increased gross profit offset slightly by increased selling, general and administrative costs. Operating income as a percentage of net sales was 14.2 percent in 1993 compared to 7.5 percent in 1992.

        Selling, general and administrative expenses were $11.5 million in 1993 compared to $10.9 million in 1992. Selling, general and administrative expenses for 1993 include professional expenses relating to a proposed acquisition by the Company that was not consummated. The 5.2 percent increase in selling, general and administrative expenses in 1993 was less than the 33.2 percent increase in net sales for the same period because general and administrative expenses are primarily fixed costs. Selling, general and administrative expenses as a percentage of net sales were 7.8 percent in 1993 compared to 9.8 percent in 1992.

        Interest expense for 1993 was $6.5 million compared to $7.1 million for 1992. This reduction in interest expense resulted primarily from lower borrowing levels. Interest expense was reduced by $1.3 million and $1.4 million of amortization of deferred gain on debt restructure in 1993 and 1992, respectively.

        During 1993, the Company's Canadian net operating loss carryforwards were fully utilized resulting in an income tax provision for 1993 of $2.1 million.

        During the first quarter of 1992, the Company extinguished long-term debt in the amount of $906,000 for a cash payment of $195,000 resulting in a gain of $711,000 which is recorded as an extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's net cash position increased by $0.2 million during 1994. Cash provided by operating activities was $19.0 million. Cash in the amount of $6.1 million was used for capital expenditures, primarily for machinery and equipment purchases and upgrades. Capital expenditures in 1995 are projected to be slightly higher than they were in 1994 as a result of new programs being launched in 1995 and 1996.

        During 1994, the Company acquired Hughes Plastics, Inc., for a purchase price of $5.3 million including liabilities assumed, net of cash acquired and had net debt repayments of $7.3 million.

        At December 31, 1994, the Company had $8.5 million available under its line of credit, plus, if certain conditions are met, an additional $7.0 million available for tooling and capital expenditure loans. For a description of the Company's credit facilities, see Note 6 of the Notes to Consolidated Financial Statements listed in Item 14 of this Report.

        On March 11, 1994, the Company's lenders converted $47.0 million of principal and $9.3 million of accrued interest into 8.3 million shares of common stock, representing 37.5 percent of the Company's outstanding common stock after such conversion. This conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of the date of the conversion by $47.0 million, $9.3 million and $3.3 million, respectively, and increased shareholders' equity by $59.6 million.

        The Company's primary needs for liquidity during 1995 will be to support its working capital needs, debt service requirements and capital expenditure requirements. The Company believes that cash generated by operations plus amounts available under its credit facilities will be adequate to fund its cash requirements for 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Supplementary Data of the Company are described in Item 14 of this Report and follow the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, if filed no later than April 30, 1995, for the 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Proxy Statement (except for the information under the heading "Board Compensation Committee Report on Executive Compensation" or "Performance Graph"), if filed no later than April 30, 1995, for the 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, if filed no later than April 30, 1995, for the 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the Proxy Statement, if filed no later than April 30, 1995, for the 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

     1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1994 and 1993

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          None

     3.   Exhibits

     Each management contract or compensatory plan or arrangement in the following list is identified with an asterisk before the exhibit number.

     3(i)               Amended Articles of Incorporation (5)

     3(ii)              Amended Code of Regulations (1)

     4.1                Specimen of Common Stock (1)

     4.2                Loan Agreements, see Exhibits 10.10(a) through 10.11(g)
                        (2),  10.15(a) and 10.15(b)

     9 Voting Trust Agreement among Larizza Industries, Inc., Ronald T. Larizza and Edward L. Sawyer, Jr., dated as of December 20, 1991 (4)

     9.1 Amended and Restated Voting Trust Agreement among Larizza Industries, Inc., Ronald T. Larizza and the shareholders signing the agreement, dated as of May 4, 1994 (9)

     9.1(a) Amendment to Voting Trust Agreement among Larizza Industries, Inc., Ronald T. Larizza and Edward L. Sawyer, Jr., dated as of March 11, 1994 (10)

    *10.1(a)(1)         Promissory Note dated as of December 31, 1993, in the
                        amount of $1,468,827 from Ronald T. Larizza to Larizza
                        Industries, Inc., which replaces a note, dated December
                        31, 1991 (8)

    *10.1(a)(2)         Promissory Note dated as of December 31, 1993, in the
                        amount of $667,250 from Edward L. Sawyer, Jr. to
                        Larizza Industries, Inc., which replaces the note, dated December 31, 1991 (8)

     10.2               Asset Sale and Purchase Agreement, dated as of
                        May 6, 1994, between Manchester Plastics, Ltd. and Larizza Industries, Inc. (9)

     10.3(c)(4)         Lease between Mortall Realty Company and Dynamic
                        Industries of Michigan Incorporated, dated March 1,
                        1983 (2)

     10.4(a) Lease between ALBA, Inc. and Manchester Plastics, Inc., dated April 1, 1990 (3)

     10.5 Lease among Louis V. Buzzitta, Catherine F. Buzzitta and Hughes Plastics, Inc., dated October 20, 1994, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994

     10.6 Lease between Ronita Properties Limited, Larizza Industries, Inc. and Manchester Plastics, Ltd., dated as of March 23, 1993 (7)

     10.6(a) Lease Amending Agreement between Ronita Properties Limited, Larizza Industries, Inc. and Manchester Plastics, Ltd., dated as of June 25, 1993 (8)

     10.6(b) Lease Amending Agreement between Ronita Properties Limited, Larizza Industries, Inc. and Manchester Plastics, Ltd., dated as of February 17, 1994 (8)

     10.7(c) Lease dated December 29, 1986, between Sochacki Realty Partners and General Nuclear Corporation (1)

     10.8(a) Amended and Restated Marketing, Selling, Administrative and Management Services Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Manchester Plastics, Ltd. (9)

    *10.9(a)(1)         Reverse Split-Dollar Agreement between Larizza
                        Industries, Inc. and Edward Wells dated as of April 22,
                        1993 (6)

    *10.9(a)(2)         Reverse Split-Dollar Agreement between Larizza
                        Industries, Inc. and Terence C. Seikel dated as of
                        April 22, 1993 (6)

    *10.9(a)(3)         Agreement between Larizza Industries, Inc. and  Steven
                        J. Lebowski, trustee of the Larizza Family Irrevocable
                        Trust, dated as of April 22, 1993 (6)

    *10.9(a)(4)         Collateral Assignment made by Steven J. Lebowski,
                        trustee of the Larizza Family Irrevocable Trust to Larizza Industries, Inc. dated as of April 22, 1993 (6)

    *10.9(a)(5)         Agreement between Larizza Industries, Inc. and Steven
                        J. Lebowski, trustee of the Larizza Family Irrevocable
                        Trust, dated as of April 22, 1993 (6)

    *10.9(a)(6)         Collateral Assignment made by Steven J.
                        Lebowski, trustee of the Larizza Family Irrevocable
                        Trust to Larizza Industries, Inc. dated as of April 22,
                        1993 (6)

    *10.9(b)            Stock Incentive Plan for Key Employees (1)

    *10.9(c) Consulting Agreement, dated as of June 15, 1994 between Larizza Industries, Inc. and The Edgewater Group, Inc. (12)

    *10.9(d) Finders Agreement, dated as of June 15, 1994, between Larizza Industries, Inc. and The Edgewater Group, Inc.
                        (12)

    *10.9(e) Employment Agreement, dated as of April 21, 1994, between Larizza Industries, Inc. and Ronald T. Larizza
                        (11)

     10.10(a) Credit Agreement, dated as of May 6, 1994, among Larizza Industries, Inc., various financial institutions and Continental Bank N.A. (9)

     10.10(a)(1)        First Amendment to Credit Agreement, dated as of
                        June 2, 1994, among Larizza Industries, Inc., various financial institutions and Continental Bank N.A. (12)

     10.10(a)(2)        Second Amendment to Credit Agreement, dated as of
                        October 19, 1994, among Larizza Industries, Inc., various financial institutions and Bank of America
                        Illinois (13)

     10.10(a)(3)        Third Amendment to Credit Agreement, dated as of
                        November 4, 1994, among Larizza Industries, Inc., various financial institutions and Bank of America
                        Illinois

     10.10(b) Note, dated as of May 6, 1994, in the principal amount of $35,000,000 from Larizza Industries, Inc. to Continental Bank N.A. (9)

     10.10(b)(1)        Note, dated as of June 15, 1994, in the
                        principal amount of $24,500,000 from Larizza
                        Industries, Inc. to Continental Bank N.A. (12)

     10.10(b)(2)        Note, dated as of June 15, 1994, in the
                        principal amount of $10,500,000 from Larizza
                        Industries, Inc. to The First National Bank of Boston
                        (12)

     10.10(b)(3)        Note, dated as of August 31, 1994, in the
                        principal amount of $17,375,000 from Larizza
                        Industries, Inc. to Continental Bank N.A. (13)

     10.10(b)(4)        Note, dated as of August 31, 1994, in the
                        principal amount of $6,950,000 from Larizza Industries, Inc. to Sanwa Business Credit Corporation (13)

     10.10(c) Security Agreement, dated as of May 6, 1994, between Larizza Industries, Inc. and Continental Bank N.A. (9)

     10.10(d)           Company Pledge Agreement, dated as of May 6,
                        1994, between Larizza Industries, Inc. and Continental Bank N.A. (9)

     10.10(e)           Form of Mortgage, Deed of Trust, Assignment of
                        Leases and Rents, Security Agreement and Financing Statement, dated as of May 6, 1994, between Larizza Industries, Inc., and Continental Bank N.A. covering properties located in Manchester, Ann Arbor, Homer and Willamston, Michigan (9)

     10.11(a) Credit Agreement, dated as of May 6, 1994, among Manchester Plastics, Ltd., various financial institutions and Continental Bank N.A (9)

     10.11(a)(1)        First Amendment to Credit Agreement, dated as
                        of June 2, 1994, among Manchester Plastics, Ltd., various financial institutions and Continental Bank
                        N.A. (12)

     10.11(b) Note, dated as of May 6, 1994, in the principal amount of $15,000,000 from Manchester Plastics, Ltd. to Continental Bank N.A. (9)

     10.11(b)(1)        Note, dated as of June 15, 1994, in the
                        principal amount of $10,500,000 from Manchester
                        Plastics, Ltd. to Continental Bank N.A. (12)

     10.11(b)(2)        Note, dated as of June 15, 1994, in the
                        principal amount of $4,500,000 from Manchester
                        Plastics, Ltd. to The First National Bank of Boston
                        (12)

     10.11(b)(3)        Note, dated as of August 31, 1994, in the
                        principal amount of $7,031,250 from Manchester
                        Plastics, Ltd. to Continental Bank N.A. (13)

     10.11(b)(4)        Note, dated as of August 31, 1994, in the
                        principal amount of $2,812,500 from Manchester
                        Plastics, Ltd. to Sanwa Business Credit Corporation
                        (13)

     10.11(c)           General Security Agreement, dated as of May 6,
                        1994, between Manchester Plastics, Ltd. and Continental Bank N.A. (9)

     10.11(d) Demand Debenture, dated as of May 6, 1994, from Manchester Plastics, Ltd. to Continental Bank N.A. (9)

     10.11(e)           Debenture Pledge Agreement, dated as of May 6,
                        1994, between Manchester Plastics, Ltd. and Continental Bank N.A. (9)

     10.11(f)           Patent Security Agreement, dated as of May 6,
                        1994, between Manchester Plastics, Ltd. and Continental Bank N.A. (9)

     10.11(g)(1)        Charge/Mortgage of Land, dated as of May 6,
                        1994, from Manchester Plastics, Ltd. to Continental
                        Bank N.A. concerning Gananoque and Stratford, Ontario properties (9)

     10.11(g)(2)        Charge/Mortgage of Land, dated as of May 6,
                        1994, from Manchester Plastics, Ltd. to Continental
                        Bank N.A. concerning Scarborough, Ontario lease (9)

     10.14              Agreement, dated as of March 4, 1994, among
                        Larizza Industries, Inc., Internationale Nederlanden (U.S.) Capital Corporation and Oppenheimer & Co., Inc., concerning expenses of the public offering (8)

     10.15              Stock Purchase Agreement, dated October 13,
                        1994, among Larizza Industries,Inc., and Diane M. Buzzitta Trust, Phillip F. Wood, Trustee, Diane M. Buzzitta, Louis V. Buzzitta, Joseph T. Buzzitta and James V. Buzzitta, LVB Industries, Inc. and Hughes Plastics, Inc. (13)

     10.15(a)           Guarantee, dated as of October 21, 1994, by
                        Hughes Plastics, Inc., in favor of Bank of America Illinois and other Banks (13)

     10.15(b)           Security Agreement, dated as of October 21,
                        1994, between Hughes Plastics, Inc. and Bank of America Illinois (13)

     10.15(c) Subordinated Note, dated as of October 20, 1994, in the amount of $1,200,000 from Larizza Industries, Inc. to Louis V. Buzzitta (13)

     10.15(d) Subordinated Note, dated as of October 20, 1994, in the amount of $500,000 from Larizza Industries, Inc. to Louis V. Buzzitta (13)



     21                 Subsidiaries of the Registrant

     23                 Consent of KPMG Peat Marwick

     24                 Powers of Attorney

     27                 Financial Data Schedule

(b)  Reports on Form 8-K filed during Fourth Quarter:

     None.

(c)  Exhibits:

     The response to this portion of Item 14 is submitted as a separate section of this Report.

(d)  Financial Statement Schedules:

     Not applicable
___________________________
Key to Footnotes:

(1) Incorporated by reference from the same exhibit number to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-15198), filed with the Securities and Exchange Commission on July 28, 1987.

(2) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1991.

(4) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(5) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1992.

(6) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1993.

(7) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1993.


(8) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(9) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1994.

(10) Incorporated by reference from the same exhibit number to the Company's Registration Statement on Form S-1 (file no. 33-52641), filed with the Securities and Exchange Commission on March 11, 1994.

(11) Incorporated by reference from exhibit number 10.9(c) to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file no. 33-52641), filed with the Securities and Exchange Commission on May 2, 1994.

(12) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended September 30, 1994.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LARIZZA INDUSTRIES, INC.

                                        By: /s/ Terence C. Seikel
                                            ------------------------------
March 13, 1995                              Terence C. Seikel
                                            Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                                          Title                                Date
       ----                                          -----                                ----
/s/ Ronald T. Larizza     *                    President and Director
---------------------------                (Principal Executive Officer)          March 13, 1995
Ronald T. Larizza


/s/ Edward L. Sawyer, Jr. *                   Chairman of the Board               March 13, 1995
---------------------------                       of Directors
Edward L. Sawyer, Jr.


/s/ Edward W. Wells       *                    Chief Operating                    March 13, 1995
---------------------------                  Officer and Director
Edward W. Wells

/s/ Terence C. Seikel                        Chief Financial Officer              March 13, 1995
----------------------------               (Principal Financial Officer)
Terence C. Seikel


/s/ Mary Jane Vicary      *                        Controller                     March 13, 1995
---------------------------
Mary Jane Vicary


/s/ Frank E. Blazey, Jr.  *                        Director                       March 13, 1995
---------------------------
Frank E. Blazey, Jr.


/s/ Arthur L. Wiseley     *                        Director                       March 13, 1995
---------------------------
Arthur L. Wiseley


/s/ Terence C. Seikel                                                             March 13, 1995
---------------------------
*Terence C. Seikel
As attorney-in-fact pursuant
to Powers of Attorney

                         Independent Auditors' Report


The Shareholders and Board of Directors
Larizza Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Larizza Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Larizza Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


KPMG Peat Marwick LLP

Detroit, Michigan
February 9, 1995

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1994 and 1993
                       (In thousands, except share data)


                            Assets                                                               1994              1993
                            ------                                                               ----              ----

Current assets:
     Cash and cash equivalents                                                                $     794               559
     Accounts receivable, less allowance of $393 in 1994 and
          $394 in 1993                                                                           26,363            20,426
     Inventories                                                                                  8,601             7,268
     Reimbursable tooling costs                                                                   4,810             2,178
     Net current assets of discontinued operations                                                1,624             1,627
     Deferred income taxes                                                                          734               -
     Other current assets                                                                         1,239               625
                                                                                              ---------           -------

     Total current assets                                                                        44,165            32,683

Net property, plant and equipment                                                                29,487            26,116
Notes receivable from principal shareholders                                                      2,264             2,136
Goodwill and other intangibles, net                                                               7,416             2,782
Net noncurrent assets of discontinued operations                                                    122               137
                                                                                              ---------           -------
                                                                                              $  83,454            63,854
                                                                                              =========           =======

       Liabilities and Shareholders' Equity (Deficit)
       ----------------------------------------------

Current liabilities:
     Current installments of long-term debt and capitalized lease
          obligation                                                                          $   2,101             4,679
     Accounts payable, trade                                                                     20,064            14,267
     Income taxes payable                                                                         6,954             1,008
     Accrued salaries and wages                                                                   2,047             1,469
     Accrual for loss on sale of discontinued operations                                          2,331             2,118
     Other accrued expenses                                                                       7,020             4,863
                                                                                              ---------           -------

     Total current liabilities                                                                   40,517            28,404
                                                                                              =========           =======

Long-term debt, excluding current installments                                                   30,000            81,460
Capitalized lease obligation, excluding current installments                                        510               780
Deferred gain on debt restructure                                                                    -              6,097
Deferred income taxes                                                                               315             1,400
Accrued interest                                                                                     -              8,463
Accrued pension liability and other long-term liabilities                                         1,931             1,323
Shareholders' equity (deficit):
     Preferred stock, no par value; authorized 10,000,000 shares,
          no shares issued                                                                           -                 -
     Common stock, no par value; authorized 50,000,000 shares,
          issued and outstanding 22,088,107 shares in 1994 and
          13,805,067 shares in 1993                                                              76,780            17,202
     Additional paid-in capital                                                                   5,551             5,551
     Accumulated deficit                                                                        (67,484)          (83,873)
     Foreign currency translation adjustment                                                     (4,666)           (2,953)
                                                                                              ---------           -------
     Total shareholders' equity (deficit)                                                        10,181           (64,073)
                                                                                              ---------           -------

Commitments and contingencies
                                                                                              $  83,454            63,854
                                                                                              =========           =======


See accompanying notes to consolidated financial statments.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years ended December 31, 1994, 1993 and 1992
                    (In thousands, except per share amounts)



                                                                                 1994             1993              1992
                                                                                 ----             ----              ----

Net sales                                                                      $169,336          148,257          111,307
Cost of goods sold                                                              133,870          115,660           92,036
                                                                               --------          -------          -------
                 Gross profit                                                    35,466           32,597           19,271
                                                                               --------          -------          -------

Expenses:
   Selling expenses                                                               4,446            3,543            2,757
   General and administrative expenses                                            8,988            7,957            8,178
                                                                               --------          -------          -------
                                                                                 13,434           11,500           10,935
                                                                               --------          -------          -------
                 Operating income                                                22,032           21,097            8,336
                                                                               --------          -------          -------

Other income (expense):
   Interest income                                                                 574               219              165
   Interest expense                                                             (3,467)           (6,520)          (7,128)
   Other, net                                                                      (55)             (339)             108
                                                                               --------          -------          -------
                                                                                (2,948)           (6,640)          (6,855)
                                                                               --------          -------          -------

Income before income tax provision and extraordinary gain                        19,084           14,457            1,481
Income tax provision                                                              5,100            2,070                -
                                                                               --------          -------          -------

Income before extraordinary gain                                                 13,984           12,387            1,481

Extraordinary gain on extinguishment of debt                                          -                -              711
Extraordinary gain on refinancing of debt                                         2,405                -                -
                                                                               --------          -------          -------
                 Net income                                                    $ 16,389           12,387            2,192
                                                                               ========          =======         ========

Income per common share:
   Primary:
      Income before extraordinary gain                                             $.68               .90             .11
      Extraordinary gain                                                            .12                 -             .05
                                                                                   ----                --             ---

                 Net income                                                        $.80               .90             .16
                                                                                   ====               ===             ===

   Fully diluted:
      Income before extraordinary gain                                             $.66               .72
      Extraordinary gain                                                            .11                 -
                                                                                   ----                --

                 Net income                                                        $.77               .72
                                                                                   ====               ===

Weighted average number of shares of common stock outstanding:
   Primary                                                                       20,522            13,805          13,805
   Fully diluted                                                                 22,088            22,088


See accompanying notes to consolidated financial statements.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
           Consolidated Statements of Shareholders' Equity (Deficit)
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)



                                                                                                Foreign            Total
                                                             Additional                         Currency        Shareholders'
                                               Common         Paid-in         Accumulated      Translation         Equity
                                               Stock          Capital           Deficit         Adjustment       (Deficit)
                                               -----          -------         -----------     ----------        ----------
Balance at December 31, 1991                  $17,202          5,551            (98,452)         1,083            (74,616)

Net income                                          -              -              2,192              -              2,192
Foreign currency translation adjustment             -              -                  -         (2,758)            (2,758)
                                              -------          -----             ------         ------            -------

Balance at December 31, 1992                   17,202          5,551            (96,260)        (1,675)           (75,182)

Net income                                          -              -             12,387              -             12,387

Foreign currency translation adjustment             -              -                  -         (1,278)            (1,278)
                                              -------          -----            -------         ------            -------

Balance at December 31, 1993                   17,202          5,551            (83,873)        (2,953)           (64,073)

Net income                                          -              -             16,389              -             16,389

Conversion of debt to equity                   59,578              -                  -              -             59,578
Foreign currency
  translation adjustment                            -                                 -         (1,713)            (1,713)
                                              -------          -----            -------         ------            -------

Balance at December 31, 1994                  $76,780          5,551            (67,484)        (4,666)            10,181
                                              =======          =====            =======         ======            =======

See accompanying notes to consolidated financial statements.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                                                                1994             1993             1992
                                                                                ----             ----             ----
Cash flows from operating activities:
    Net income                                                                 $16,389          12,387           2,192
    Adjustments to reconcile net income to cash provided by
          operating activities:
       Depreciation and amortization                                             4,268           4,117           4,175
       Deferred income taxes                                                      (909)          1,400               -
       (Gain) loss on disposal of property, plant and equipment                   (246)            368              44
       Foreign exchange (gain) loss                                                108             (32)           (303)
       Amortization of deferred gain                                              (368)         (1,342)         (1,382)
       Extraordinary gain on extinguishment of debt                                  -               -            (711)
       Extraordinary gain on refinancing of debt                                (2,405)              -               -
       Increase in accrued interest                                                791           4,174           4,186
    Changes in assets and liabilities, net of purchase of business:
       Accounts receivable                                                      (3,430)         (1,414)         (8,769)
       Inventories                                                                (308)         (1,288)            (17)
       Other current assets                                                     (4,516)         (1,183)            305
       Accounts payable and accrued liabilities                                  9,670             854             433
                                                                               -------         -------          ------
                   Cash provided by operating activities                        19,044          18,041             153
                                                                               -------         -------          ------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                            490               -              53
    Cost of acquisition, net of cash acquired                                   (5,284)              -               -
    Capital expenditures                                                        (6,094)         (2,999)         (3,163)
    Other, net                                                                    (128)           (177)           (172)
                                                                               -------         -------          ------
                   Cash used for investing activities                          (11,016)         (3,176)         (3,282)
                                                                               -------         -------          ------
Cash flows from financing activities:
    Proceeds from issuance of debt                                              36,000               -           1,075
    Repayments of debt                                                         (43,257)        (13,489)           (660)
    Other, net                                                                       -            (743)           (490)
                                                                               -------         -------          ------
                   Cash used for financing activities                           (7,257)        (14,232)            (75)
                                                                               -------         -------          ------
Effect of exchange rates on cash                                                  (536)           (563)           (406)
                                                                               -------         -------          ------
Net increase (decrease) in cash and cash equivalents                               235              70          (3,610)
Cash and cash equivalents at beginning of year                                     559             489           4,099
                                                                               -------         -------          ------
Cash and cash equivalents at end of year                                       $   794             559             489
                                                                               =======         =======          ======
Supplemental cash flow disclosures:
    Interest paid                                                              $ 1,998           3,501           4,071
    Income taxes paid                                                              902           1,112             570

Supplemental schedule of noncash investing and
       financing activities:
    Asset acquired and obligation incurred under
       capital lease                                                           $     -               -           1,426
    Conversion of debt to equity                                                59,578               -               -


See accompanying notes to consolidated financial statements.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1994, 1993 and 1992


(1)      Summary of Significant Accounting Policies

         (a)    Principles of Consolidation

                The consolidated financial statements include the accounts of Larizza Industries, Inc. and its wholly owned subsidiaries ("Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)    Foreign Currency Translation

                The Company translates the foreign currency financial statements of its Canadian operations by translating balance sheet accounts at the exchange rate prevailing at year-end and income statement accounts at the average exchange rate for the year. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of shareholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in net earnings.

         (c)    Inventories

                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (d)    Property, Plant and Equipment

                Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease terms or estimated useful lives of the improvements. Amortization of capitalized leases is included with depreciation expense. Property, plant and equipment held for sale are stated at their estimated net realizable value, and accordingly, are no longer depreciated.

         (e)    Goodwill and Other Intangibles

                Goodwill represents the excess of purchase price over the fair value of net assets of acquired companies at the dates of acquisition. Goodwill is amortized on a straight-line basis over 30 years. Net goodwill was $5,763,000 and $1,486,000 at December 31, 1994 and 1993, respectively, and accumulated amortization was $496,000 and $408,000 at December 31, 1994 and 1993, respectively.

                Other intangibles represents an intangible asset recorded in conjunction with SFAS No. 87, Employers' Accounting for Pensions, as discussed in Note 9.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(1)      Summary of Significant Accounting Policies, Continued

         (f)    Income Taxes

                Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes.

                The provision for income taxes includes federal and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company has not provided for federal income taxes on the undistributed earnings of its Canadian subsidiary because they are reinvested and not expected to be remitted to the parent company.

         (g)    Income Per Share of Common Stock

                Primary income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

                On a fully diluted basis, both net income and shares outstanding are adjusted to assume the conversion of the convertible term loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for 1994 and 1993, interest expense of $791,000 and $4,174,000, respectively, related to the convertible term loan, less $144,000 and $694,000, respectively, of amortization of deferred gain on debt restructure, was added back into income. Such conversion was not dilutive during the year ended December 31, 1992.

         (h)    Cash and Cash Equivalents/Consolidated Statements of Cash Flows

                The Company considers highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents.

         (i)    Pensions and Post Retirement Benefit Plans

                The Company has three defined benefit pension plans covering certain of its salaried and hourly employees. Pension expense is determined pursuant to the provisions of SFAS No. 87, Employers' Accounting for Pensions. Benefits are based upon either employee years of service and compensation or stated dollar amounts per years of service. Contributions to the plans are based upon the recommendation of the Company's actuaries, and past service costs are funded over 15 years. Contributions are intended to provide not only for benefits for service to date, but also for those expected to be earned in the future.

                The Company does not currently provide medical benefits to retirees.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




(2)      Acquisition

         On October 20, 1994, the Company purchased all of the outstanding stock of LVB Industries, Inc., and then merged LVB Industries, Inc., into its wholly-owned subsidiary Hughes Plastics, Inc. The approximate purchase price of $5,289,000, including liabilities assumed and net of cash acquired, is subject to adjustment and exceeded the fair value of the net assets acquired by $4,450,000.
         The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of Hughes Plastics, Inc., have been included in the consolidated operating results since the date of acquisition.

         The following unaudited pro forma consolidated results of operations gives effect to the acquisition of LVB Industries, Inc., as though it happened January 1, 1993. This pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place at the beginning of 1993.

                                                                                          (In thousands,
                                                                                       except per share data)
                                                                                        1994         1993
                                                                                        ----         ----

        Net sales                                                                     $181,992      163,264

        Income before extraordinary gain                                                12,099       11,338

        Net income                                                                      14,504       11,338

        Per share:
            Primary:
               Income before extraordinary gain                                       $  .59            .82
               Net income                                                             $  .71            .82

            Fully diluted:
               Income before extraordinary gain                                       $  .58            .67
               Net income                                                             $  .69            .67

    (3) Discontinued Operations

        Effective on December 31, 1990, the Company adopted a plan to divest General Nuclear Corporation, a wholly-owned subsidiary, operating in the defense industry. General Nuclear, which is being held for sale, has been accounted for as a discontinued operation in the accompanying consolidated financial statements and its net assets have been written down to their estimated net realizable value. The sales of General Nuclear were $3,831,000, $3,323,000, and $3,860,000 in 1994, 1993 and
        1992, respectively.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


         (3)     Discontinued Operations, Continued

                 At December 31, 1994 and 1993, the composition of the net current and net noncurrent assets of the discontinued operations is as follows:

                                                                                           (In thousands)
                                                                                         1994         1993
                                                                                         ----         ----

                Net current assets of discontinued operations:
                   Current assets                                                    $   1,842        1,893
                   Current liabilities                                                    (218)        (266)
                                                                                     ---------      -------

                                                                                     $   1,624        1,627
                                                                                     =========      =======

                Net noncurrent assets of discontinued operations:
                   Property and equipment, net                                       $     617          821
                   Noncurrent liabilities                                                 (495)        (684)
                                                                                     ---------      -------

                                                                                     $     122          137
                                                                                     =========      =======

         (4)     Inventories

                 The components of inventories are as follows:

                                                                                           (In thousands)
                                                                                         1994        1993
                                                                                         ----        ----
                Raw materials                                                         $4,302         4,428
                Work in process                                                        1,992         1,032
                Finished goods                                                         2,307         1,808
                                                                                      ------         -----
                                                                                      $8,601         7,268
                                                                                      ======         =====

         (5)     Property, Plant and Equipment

                 Property, plant and equipment is comprised of:

                                                                                          (In thousands)
                                                                                         1994         1993
                                                                                         ----         ----
                Land                                                                $    337           332
                Buildings                                                              9,832         9,724
                Machinery and equipment                                               37,594        33,962
                Furniture and fixtures                                                 2,457         1,838
                Transportation equipment                                               1,191           741
                Leasehold improvements                                                   836           142
                Construction in progress                                                 719           239
                                                                                    --------       -------
                                                                                      52,966        46,978
                Less accumulated depreciation and amortization                        23,479        20,862
                                                                                    --------        ------
                                                                                    $ 29,487        26,116
                                                                                    ========        ======

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


         (5)     Property, Plant and Equipment, Continued

                 Included in property, plant and equipment in 1994 and 1993 is a building held for sale with a net book value of $400,000.

                 Included in property, plant and equipment in 1994 are assets under a capitalized lease obligation with a cost of $1,395,000 and accumulated amortization of $315,000.

         (6)     Long-term Debt and Conversion

                 Long-term debt is summarized as follows:

                                                                                         (In thousands)
                                                                                       1994          1993
                                                                                       ----          ----

       Term loans                                                                    $13,125        35,625
       Convertible term loan                                                               -        47,000
       Revolving credit facilities                                                    18,750         3,300
                                                                                     -------       -------
                                                                                      31,875        85,925
       Less current installments                                                       1,875         4,465
                                                                                     -------       -------
                                                                                     $30,000        81,460
                                                                                     =======       =======

                 On March 11, 1994, the holders of the convertible term loan converted $47,000,000 in principal and $9,254,000 of accrued interest related to the convertible term loan into 8,283,040 shares of common stock. The conversion reduced long-term debt, accrued interest and deferred gain on debt restructure on the Company's balance sheet as of March 11, 1994 by $47,000,000, $9,254,000 and $3,324,000, respectively, and increased common stock by $59,578,000.

                 On May 6, 1994, the Company signed a $50,000,000 credit facility agented by Bank of America Illinois (formerly Continental Bank N.A.). The initial borrowing of $36,000,000 consisted of $35,600,000 used to repay existing indebtedness and $400,000 used to pay various loan fees and expenses.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


         (6)     Long-term Debt and Conversion, Continued

                 The new facility includes a $27,000,000 revolving line of credit for the Company, of which $17,750,000 was outstanding on December 31, 1994, and an $8,000,000 revolving line of credit for tooling and capital equipment for the Company, of which $1,000,000 was outstanding at December 31, 1994. The amount available under the $27,000,000 line of credit is reduced by $250,000 at the end of each quarter in 1994 (beginning June 30, 1994) and $1,250,000 at the end of each subsequent quarter during the term of the loan. Both lines of credit expire May 6, 1997. Interest on the loans is based on Eurodollar rates or the bank's reference rate, plus a margin which can vary each quarter based on specified financial covenants. The margins at December 31, 1994 were 1.75 percent for Eurodollar loans and 0 percent for reference rate loans. The weighted average interest rate at December 31, 1994 was
                 7.66 percent. The line of credit also requires the Company to pay a commitment fee of .375 percent a year on the average unused amount of the facility. Interest and the commitment fee are payable quarterly, or in the case of Eurodollar loans on their due date, but not less often than quarterly. The revolving line of credit is also available for letters of credit in amounts not to exceed $2,000,000. The Bank issued a $500,000 (Canadian) letter of credit securing checking account overdrafts. Both lines of credit are secured by all of the assets of the Company including the stock of its subsidiaries and the assets of Hughes Plastics, Inc.

                 In addition, the new facility includes a $15,000,000 term loan to Manchester Plastics, Ltd., the Company's Canadian subsidiary, secured by all of its assets, of which $13,125,000 was outstanding on December 31, 1994. The loan is payable in four quarterly installments of $937,500 from June 30, 1994, through March 31, 1995, with the balance due May 7, 1999. Interest on the loan is based on Eurodollar rates or the bank's reference rate, plus a margin which varies each quarter based on Manchester Plastics' net worth. The margins at December 31, 1994 were 3.50 percent for Eurodollar loans and
                 1.75 percent for reference rate loans. The weighted average interest rate at December 31, 1994 was 9.26 percent. Interest is payable quarterly, or in the case of Eurodollar loans on their due date, but not less often than quarterly.

                 The loans to the Company and to Manchester Plastics, Ltd., contain various covenants, the most restrictive of which include limits on the disposition of properties, limits on capital expenditures, maintenance of certain financial levels and ratios and restrictions on additional indebtedness and on the payment of dividends. The Company was in compliance with all such covenants at December 3l, 1994, and expects to be in compliance throughout 1995.

                 Accrued interest of $8,821,000 which was owed to the banks on December 23, 1991 was unconditionally forgiven by the banks. This amount was recorded as a deferred gain on debt restructure. During 1994, 1993 and 1992 $368,000, $1,342,000 and $1,382,000, respectively, of deferred gain on debt restructure was amortized and netted against interest expense. On May 6, 1994, when the Company refinanced its debt, the remaining deferred gain on debt restructure of $2,405,000 was recorded as an extraordinary gain.

                 During 1992, the Company extinguished long-term debt in the amount of $906,000 for a cash payment of $195,000 resulting in a gain of $711,000 which is recorded as an extraordinary gain.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

         (6)     Long-term Debt and Conversion, Continued

                 Aggregate principal payments due on long-term debt for the next five years are as follows: 1995 - $1,875,000; 1996 - $1,500,000; 1997 - $17,250,000; 1998 - $0; 1999 - $11,250,000.

         (7)     Leases

                 The Company leases a portion of its operating facilities and equipment. Aggregate future minimum lease payments under all noncancelable leases at December 31, 1994, are as follows:

                                                                                   (In thousands)
                                                                             Capital          Operating
                Year                                                         Leases             Leases
                ----                                                         ------             ------
                1995                                                          $297               1,569
                1996                                                           297               1,490
                1997                                                           269               1,330
                1998                                                            -                1,185
                1999                                                            -                1,087
                                                                              ----               -----

                                                                               863               6,661
                                                                                                 =====
                Less amounts representing interest                             127
                                                                              ----

                Present value of minimum lease payments                        736
                Less current installments                                      226
                                                                              ----

                Long-term obligation                                          $510
                                                                              ====

         Rent expense for operating leases amounted to $1,344,000, $1,305,000 and $1,209,000 in 1994, 1993 and 1992, respectively.

(8)      Income Taxes

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated as the cumulative effect of the accounting change had no impact.

         Income (loss) before income tax provision and extraordinary gain is as follows:

                                                                                 (In thousands)
                                                                        1994             1993          1992
                                                                        ----             ----          ----
               United States                                          $ 3,008          (2,250)       (2,037)
               Canada                                                  16,076          16,707         3,518
                                                                      -------          ------         -----

                                                                      $19,084          14,457         1,481
                                                                      =======          ======         =====

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(8)      Income Taxes, Continued

         The income tax provision (benefit) before extraordinary gain is summarized as follows:

                                                                                     (In thousands)
                                                                             1994          1993      1992
                                                                             ----          ----      ----
      Current:
             United States                                                 $  273            184         -
             Canada                                                         5,736            450         -
             State                                                            -               36         -
                                                                           ------          -----     -----
                                                                            6,009            670         -
                                                                           ------          -----     -----
         Deferred:
             United States                                                   (984)             -         -
             Canada                                                            75          1,400         -
             State                                                              -              -         -
                                                                           ------          -----     -----
                                                                             (909)         1,400         -
                                                                           ------          -----     -----
                       Total                                               $5,100          2,070         -
                                                                           ======          =====     =====

         A reconciliation between the provision for income taxes before extraordinary gain and income taxes on such income calculated at the United States statutory rate of 35 percent for 1994 and 1993, and 34 percent for 1992 is as follows:

                                                                                     (In thousands)
                                                                             1994         1993          1992
                                                                             ----         ----          ----
             Income tax at statutory rate                                  $6,679        5,060           504
             Amortization of intangibles                                     (712)        (712)           24
             Difference in tax rates of consolidated foreign
                subsidiaries                                                  160          334           141
             Canadian and United States net operating loss
                carryforwards                                                (864)      (6,387)         (663)
             Deemed dividend from Canadian subsidiary                           -        3,510             -
             Other                                                           (163)         265            (6)
                                                                           ------        -----          ----

             Income tax at effective rate                                  $5,100        2,070             -
                                                                           ======        =====          ====

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




(8)      Income Taxes, Continued

         The tax effected temporary differences and United States net operating and capital loss carryforwards which give rise to deferred tax assets and liabilities at December 31, 1994 and 1993 are summarized as follows:

                                                                                           (In thousands)
                                                                                      1994              1993
                                                                                      ----              ----
             Deferred tax assets:
                United States capital loss carryforwards                              $5,236              5,322
                United States net operating loss carryforwards                         3,359              2,550
                Interest forgiveness income                                                -              2,073
                Accruals for discontinued operations                                   1,000              1,012
                Miscellaneous accrued liabilities                                        585                435
                Other                                                                    450                391
                                                                                      ------             ------

                                                                                      10,630             11,783

             Less valuation allowance                                                  8,546             11,348
                                                                                      ------             ------
                                                                                       2,084                435
             Deferred tax liability:
                Depreciation and amortization                                         (1,665)            (1,835)
                                                                                      ------             ------
                Net deferred tax asset (liability)                                    $  419             (1,400)
                                                                                      ======             =======

         A valuation allowance has been recognized to offset the deferred tax assets related to operations in the United States due to the uncertainty of realizing the benefit of the United States net operating loss and capital loss carryforwards and deductible temporary differences in the future. The net change in the valuation allowance from $11,348,000 at December 31, 1993 to $8,546,000 at December 31,
         1994 was a decrease of $2,802,000 which related primarily to the reversal of the temporary difference provided for interest forgiveness income in 1993.

         At December 31, 1994, the Company has net operating loss carryforwards of $7,500,000 for United States income tax purposes, which expire from 2005 to 2009. Net operating loss carryforwards for Canadian tax purposes of $9,400,000 at December 31, 1992, were fully utilized in 1993 to reduce Canadian taxable income. As a result of the Hughes Plastics, Inc. acquisition, there is an estimated $2,400,000 of net operating loss carryforwards subject to the separate return limitation year provisions. In addition, the Company has capital loss carryforwards for United States tax purposes of $15,400,000 which expire in 1996.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(9)      Employee Pension Plans

         The Company has three defined benefit pension plans covering certain of its salaried and hourly employees. In accordance with SFAS No.
         87, Employers' Accounting for Pensions, the Company recorded a minimum pension liability of $1,653,000 and $1,296,000 at December 31, 1994 and 1993, respectively. This liability represents the excess of unfunded accumulated benefit obligations over accrued pension cost. The minimum liability was offset by an intangible asset which is amortized on a straight line basis over 16 years. There was no effect on net income.

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

                                                                                             (In thousands)
                                                                                         1994             1993
                                                                                         ----             ----
         Actuarial present value of benefit obligations:
            Accumulated benefit obligation, fully vested                                $5,071             4,520
                                                                                        ======             =====

         Projected benefit obligation                                                   (5,659)           (5,125)
         Fair value of plan assets                                                       4,262             4,023
                                                                                        ------             -----

         Excess of projected benefit obligation over plan assets                        (1,397)           (1,102)
         Unamortized initial net liability                                               1,528             1,235
         Other                                                                             117                35
                                                                                        ------            ------

         Prepaid pension costs                                                          $  248               168
                                                                                        ======            ======

         Net periodic pension costs for the years ended December 31, 1994 and 1993, are:

                                                                                               (In thousands)
                                                                                          1994         1993
                                                                                          ----         ----
            Service cost                                                                  $289          277
            Interest cost                                                                  396          370
            Actual return on plan assets                                                  (339)        (291)
            Net amortization and deferral                                                  133          120
                                                                                          ----          ---
                                                                                          $479          476
                                                                                          ====          ===
         Assumptions:
            Discount rate                                                                 7.5%         7.5%
            Average wage increase                                                         6.5%         6.5%
            Long-term rate of return on plan assets                                       8.5%         8.5%


                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(10)     Related Party Transactions

         Notes receivable from principal shareholders include $2,264,000 and $2,136,000 of interest-bearing notes due from principal shareholders at December 31, 1994 and 1993, respectively. During 1993, notes receivable from principal shareholders were replaced with new notes. These new notes bear interest at 5.97% and are payable in annual installments beginning in 1996. Interest charged by the Company to principal shareholders was $128,000, $155,000 and $141,000 in 1994,
         1993 and 1992, respectively.

         Amounts charged to the Company by a prior director of the Company for sales commissions were $2,420,000, $2,173,000 and $1,380,000 during
         1994, 1993 and 1992, respectively. Amounts paid by the Company to a certain director for consulting services were $340,000, $50,000 and $50,000 during 1994, 1993 and 1992, respectively.

(11)     Litigation

         The Company and its consolidated subsidiaries have various pending lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

(12)     Segment and Geographic Information

         The Company operates in the automotive industry, where it designs and manufactures plastic-based components and systems used in the interiors of automobiles, light trucks, sport utility vehicles and mini-vans.

         Net sales to major customers are as follows:

                                                                              (In thousands)
                                                                    1994             1993          1992
                                                                    ----             ----          ----
         General Motors Corporation                            $    59,000           51,300         45,200
         Chrysler Corporation                                       48,700           41,100         20,800
         Ford Motor Company                                         32,500           32,400         26,500
         Honda Motor Company                                        16,700           14,400          8,400


                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(12)     Segment and Geographic Information, Continued

         Information about the Company's operations by geographic area is as follows:

                                                                               (In thousands)
                                                                     1994          1993            1992
                                                                     ----          ----            ----
         Net sales:
             United States                                    $     66,800        53,672         34,978
             Canada                                                102,536        94,585         76,329
                                                                   -------       -------        -------
             Consolidated                                     $    169,336       148,257        111,307
                                                                   =======       =======        =======
         Operating income:
             United States                                    $      7,324         8,106          1,473
             Canada                                                 20,697        18,746         11,814
             General corporate expenses                             (5,989)       (5,755)        (4,951)
                                                                 --------        -------        -------
             Consolidated                                     $     22,032        21,097          8,336
                                                                 =========       =======         ======
         Identifiable assets:
             United States                                    $     37,557        28,557         26,210
             Canada                                                 41,180        36,441         32,992
             Corporate assets                                        4,967        (1,144)         3,455
                                                                 ---------       -------         ------
             Consolidated                                     $     83,704        63,854          62,657
                                                              ============       =======         =======

         The Company holds some degree of credit risk due to the concentration of trade accounts receivable due from major customers. Receivables from these customers at December 31, 1994 and 1993 approximate the same percent of total receivables as aggregate sales to these customers bear to total sales. Transfers between geographic areas and export sales are immaterial. Identifiable assets are those used in the operation of each geographic area. Corporate assets consist primarily of cash, prepaid expenses, transportation equipment and notes receivable from officers.

(13)     Stock  Incentive Plan

         The 1987 Stock Incentive Plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights and restricted shares of common stock. Participation in the Plan is limited to employees, including officers and directors of the Company. Under the Plan, a maximum of 200,000 shares of common stock may be made the subject of options, stock appreciation rights or restricted stock grants.

         The per share purchase price of the common stock under options is determined by the Compensation Committee and, in the case of incentive stock options, must be at least 100 percent (110 percent in the case of 10 percent shareholders) of the fair market value of one share of common stock on the date of grant of such option. Stock appreciation rights may either be granted independently or in conjunction with the grant of a stock option. Each stock option or appreciation right shall be exercisable at any such time as may be determined by the Compensation Committee at the time of grant. Each option and appreciation right shall expire not more than ten years from the date of grant.

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(13)     Stock  Incentive Plan, Continued

         Under the Plan, the Compensation Committee may also grant shares of restricted stock to participants. The Compensation Committee shall establish the restricted period at the time the shares are awarded. The shares of restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise encumbered during the restricted period.

         On December 31, 1994, no options were outstanding and 200,000 shares were available for grant.

(14)     Quarterly Data (Unaudited)

         Summarized quarterly financial data for 1994 and 1993 are as follows:

                                                 (Dollars in thousands, except per-share data)
                                                                  Quarter
                                               --------------------------------------------------
                       1994                    First         Second         Third        Fourth        Year
                       ----                    -----         ------         -----        ------        ----
         Net sales                             $41,061        42,779         37,673        47,823     169,336
         Gross profit                            8,887         9,931          7,339         9,309      35,466

         Income before
            extraordinary gain                   3,399         4,370          2,748         3,467      13,984
         Extraordinary gain                          -         2,405              -             -       2,405
                                               -------      --------       --------       -------    --------
                     Net income                $ 3,399         6,775          2,748         3,467      16,389
                                               =======      ========       ========       =======      ======
         Income per common share:
            Primary:
               Income before
                  extraordinary gain               .22           .20            .12           .16         .68
               Extraordinary gain                    -           .11              -             -         .12
                                                    --           ---             --            --         ---
                     Net income                    .22           .31            .12           .16         .80
                                                   ===           ===            ===           ===         ===
            Fully diluted:
               Income before
                  extraordinary gain               .19            n/a            n/a           n/a        .66
               Extraordinary gain                    -                                                    .11
                                                    --                                                    ---
                     Net income                    .19                                                    .77
                                                   ===                                                    ===

                   LARIZZA INDUSTRIES, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(14)     Quarterly Data (Unaudited), Continued

                       1993                    First         Second         Third        Fourth       Year
                       ----                    -----         ------         -----        ------       ----
         Net sales                         $    39,615        39,390         31,144        38,108     148,257
         Gross profit                            8,942         9,183          5,767         8,705      32,597

         Net income                              4,174         4,749          1,561         1,903      12,387

         Income per common share:
            Primary                                .30           .34            .11           .14         .90
            Fully diluted                          .23           .25            n/a           .13         .72


                                    EXHIBITS

                                                                                                    Page
                                                                                                    Number
                                                                                                    ------
 3(i)              Amended Articles of Incorporation (5)                                             N/A

 3(ii)             Amended Code of Regulations (1)                                                   N/A

 4.1               Specimen of Common Stock (1)                                                      N/A

 4.2               Loan Agreements, see Exhibits 10.10(a) through 10.11(g)(2), 10.15(a) and          N/A
                   10.15(b)

 9                 Voting Trust Agreement among Larizza Industries, Inc., Ronald T. Larizza          N/A
                   and Edward L. Sawyer, Jr., dated as of December 20, 1991 (4)

 9.1               Amended and Restated Voting Trust Agreement among Larizza Industries,             N/A
                   Inc., Ronald T. Larizza and the shareholders signing the agreement, dated as of May 4, 1994 (9)

 9.1(a)            Amendment to Voting Trust Agreement among Larizza Industries, Inc., Ronald        N/A
                   T. Larizza and Edward L. Sawyer, Jr., dated as of March 11, 1994 (10)

 *10.1(a)(1)       Promissory Note dated as of December 31, 1993, in the amount of $1,468,827        N/A
                   from Ronald T. Larizza to Larizza Industries, Inc., which replaces a note, dated December 31, 1991 (8)

 *10.1(a)(2)       Promissory Note dated as of December 31, 1993, in the amount of $667,250          N/A
                   from Edward L. Sawyer, Jr. to Larizza Industries, Inc., which replaces the note, dated December 31, 1991 (8)

 10.2              Asset Sale and Purchase Agreement, dated as of May 6, 1994, between               N/A
                   Manchester Plastics, Ltd. and Larizza Industries, Inc. (9)

 10.3(c)(4)        Lease between Mortall Realty Company and Dynamic Industries of Michigan           N/A
                   Incorporated, dated March 1, 1983 (2)

 10.4(a)           Lease between ALBA, Inc. and Manchester Plastics, Inc., dated April 1,            N/A
                   1990 (3)

 10.5              Lease among Louis V. Buzzitta, Catherine F. Buzzitta and Hughes Plastics,         N/A
                   Inc., dated October 20, 1994, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994

 10.6              Lease between Ronita Properties Limited, Larizza Industries, Inc. and             N/A
                   Manchester Plastics, Ltd., dated as of March 23, 1993 (7)

 10.6(a)           Lease Amending Agreement between Ronita Properties Limited, Larizza               N/A
                   Industries, Inc. and Manchester Plastics, Ltd., dated as of June 25, 1993
                   (8)

 10.6(b)           Lease Amending Agreement between Ronita Properties Limited, Larizza               N/A
                   Industries, Inc. and Manchester Plastics, Ltd., dated as of February 17,
                   1994 (8)


                                                                                                   Page
                                                                                                  Number
                                    EXHIBITS, CONTINUED                                           ------
 10.7(c)           Lease dated December 29, 1986, between Sochacki Realty Partners and               N/A
                   General Nuclear Corporation (1)

 10.8(a)           Amended and Restated Marketing, Selling, Administrative and Management            N/A
                   Services Agreement, dated as of May 6, 1994, between Larizza Industries,
                   Inc. and Manchester Plastics, Ltd. (9)

 *10.9(a)(1)       Reverse Split-Dollar Agreement between Larizza Industries, Inc. and Edward        N/A
                   Wells dated as of April 22, 1993 (6)

 *10.9(a)(2)       Reverse Split-Dollar Agreement between Larizza Industries, Inc. and               N/A
                   Terence C. Seikel dated as of April 22, 1993 (6)

 *10.9(a)(3)       Agreement between Larizza Industries, Inc. and Steven J. Lebowski, trustee        N/A
                   of the Larizza Family Irrevocable Trust, dated as of April 22, 1993 (6)

 *10.9(a)(4)       Collateral Assignment made by Steven J. Lebowski, trustee of the Larizza          N/A
                   Family Irrevocable Trust to Larizza Industries, Inc. dated as of April 22,
                   1993 (6)

 *10.9(a)(5)       Agreement between Larizza Industries, Inc. and Steven J. Lebowski, trustee        N/A
                   of the Larizza Family Irrevocable Trust, dated as of April 22, 1993 (6)

 *10.9(a)(6)       Collateral Assignment made by Steven J. Lebowski, trustee of the Larizza          N/A
                   Family Irrevocable Trust to Larizza Industries, Inc. dated as of April 22,
                   1993 (6)

 *10.9(b)          Stock Incentive Plan for Key Employees (1)                                        N/A

 *10.9(c)          Consulting Agreement, dated as of June 15, 1994 between Larizza                   N/A
                   Industries, Inc. and The Edgewater Group, Inc. (12)

 *10.9(d)          Finders Agreement, dated as of June 15, 1994, between Larizza Industries,         N/A
                   Inc. and The Edgewater Group, Inc. (12)

 *10.9(e)          Employment Agreement, dated as of April 21, 1994, between Larizza                 N/A
                   Industries, Inc. and Ronald T. Larizza (11)

 10.10(a)          Credit Agreement, dated as of May 6, 1994, among Larizza Industries, Inc.,        N/A
                   various financial institutions and Continental Bank N.A. (9)

 10.10(a)(1)       First Amendment to Credit Agreement, dated as of June 2, 1994, among              N/A
                   Larizza Industries, Inc., various financial institutions and Continental
                   Bank N.A. (12)

 10.10(a)(2)       Second Amendment to Credit Agreement, dated as of October 19, 1994, among         N/A
                   Larizza Industries, Inc., various financial institutions and Bank of
                   America Illinois (13)

 10.10(a)(3)       Third Amendment to Credit Agreement, dated as of November 4, 1994, among
                   Larizza Industries, Inc., various  financial institutions and Bank of
                   America Illinois


                                                                                                   Page
                                                                                                  Number
                                           EXHIBITS, CONTINUED                                    ------
 10.10(b)          Note, dated as of May 6, 1994, in the principal amount of $35,000,000 from        N/A
                   Larizza Industries, Inc. to Continental Bank N.A. (9)

 10.10(b)(1)       Note, dated as of June 15, 1994, in the principal amount of $24,500,000           N/A
                   from Larizza Industries, Inc. to Continental Bank N.A. (12)

 10.10(b)(2)       Note, dated as of June 15, 1994, in the principal amount of $10,500,000           N/A
                   from Larizza Industries, Inc. to The First National Bank of Boston (12)

 10.10(b)(3)       Note, dated as of August 31, 1994, in the principal amount of $17,375,000         N/A
                   from Larizza Industries, Inc. to Continental Bank N.A. (13)

 10.10(b)(4)       Note, dated as of August 31, 1994, in the principal amount of $6,950,000          N/A
                   from Larizza Industries, Inc. to Sanwa Business Credit Corporation (13)

 10.10(c)          Security Agreement, dated as of May 6, 1994, between Larizza Industries,          N/A
                   Inc. and Continental Bank N.A. (9)

 10.10(d)          Company Pledge Agreement, dated as of May 6, 1994, between Larizza                N/A
                   Industries, Inc. and Continental Bank N.A. (9)

 10.10(e)          Form of Mortgage, Deed of Trust, Assignment of Leases and Rents, Security         N/A
                   Agreement and Financing Statement, dated as of May 6, 1994, between
                   Larizza Industries, Inc., and Continental Bank N.A. covering properties located in Manchester, Ann Arbor, Homer and Willamston, Michigan (9)

 10.11(a)          Credit Agreement, dated as of May 6, 1994, among Manchester Plastics,             N/A
                   Ltd., various financial institutions and Continental Bank N.A (9)

 10.11(a)(1)       First Amendment to Credit Agreement, dated as of June 2, 1994, among              N/A
                   Manchester Plastics, Ltd., various financial institutions and Continental
                   Bank N.A. (12)

 10.11(b)          Note, dated as of May 6, 1994, in the principal amount of $15,000,000 from        N/A
                   Manchester Plastics, Ltd. to Continental Bank N.A. (9)

 10.11(b)(1)       Note, dated as of June 15, 1994, in the principal amount of $10,500,000           N/A
                   from Manchester Plastics, Ltd. to Continental Bank N.A. (12)

 10.11(b)(2)       Note, dated as of June 15, 1994, in the principal amount of $4,500,000            N/A
                   from Manchester Plastics, Ltd. to The First National Bank of Boston (12)


                                                                                                   Page
                                                                                                  Number
                                          EXHIBITS, CONTINUED                                     ------
 10.11(b)(3)       Note, dated as of August 31, 1994, in the principal amount of $7,031,250          N/A
                   from Manchester Plastics, Ltd. to Continental Bank N.A. (13)

 10.11(b)(4)       Note, dated as of August 31, 1994, in the principal amount of $2,812,500          N/A
                   from Manchester Plastics, Ltd. to Sanwa Business Credit Corporation (13)

 10.11(c)          General Security Agreement, dated as of May 6, 1994, between Manchester           N/A
                   Plastics, Ltd. and Continental Bank N.A. (9)

 10.11(d)          Demand Debenture, dated as of May 6, 1994, from Manchester Plastics, Ltd.         N/A
                   to Continental Bank N.A. (9)

 10.11(e)          Debenture Pledge Agreement, dated as of May 6, 1994, between Manchester           N/A
                   Plastics, Ltd. and Continental Bank N.A. (9)

 10.11(f)          Patent Security Agreement, dated as of May 6, 1994, between Manchester            N/A
                   Plastics, Ltd. and Continental Bank N.A. (9)

 10.11(g)(1)       Charge/Mortgage of Land, dated as of May 6, 1994, from Manchester                 N/A
                   Plastics, Ltd. to Continental Bank N.A. concerning Gananoque and
                   Stratford, Ontario properties (9)

 10.11(g)(2)       Charge/Mortgage of Land, dated as of May 6, 1994, from Manchester                 N/A
                   Plastics, Ltd. to Continental Bank N.A. concerning Scarborough, Ontario lease (9)

 10.14             Agreement, dated as of March 4, 1994, among Larizza Industries, Inc.,             N/A
                   Internationale Nederlanden (U.S.) Capital Corporation and Oppenheimer &
                   Co., Inc., concerning expenses of the public offering (8)

 10.15             Stock Purchase Agreement, dated October 13, 1994, among Larizza                   N/A
                   Industries, Inc., and Diane M. Buzzitta Trust, Phillip F. Wood, Trustee,
                   Diane M. Buzzitta, Louis V. Buzzitta, Joseph T. Buzzitta and James V.
                   Buzzitta, LVB Industries, Inc. and Hughes Plastics, Inc. (13)

 10.15(a)          Guarantee, dated as of October 21, 1994, by Hughes Plastics, Inc., in             N/A
                   favor of Bank of America Illinois and other Banks (13)

 10.15(b)          Security Agreement, dated as of October 21, 1994, between Hughes Plastics,        N/A
                   Inc. and Bank of America Illinois (13)

 10.15(c)          Subordinated Note, dated as of October 20, 1994, in the amount of                 N/A
                   $1,200,000 from Larizza Industries, Inc. to Louis V. Buzzitta (13)

 10.15(d)          Subordinated Note, dated as of October 20, 1994, in the amount of $500,000        N/A
                   from Larizza Industries, Inc. to Louis V. Buzzitta (13)

 21                Subsidiaries of the Registrant


                                                                  Page
                                                                 Number
                           EXHIBITS, CONTINUED                   ------
 23                Consent of KPMG Peat Marwick

 24                Powers of Attorney

 27                Financial Data Schedule

________________
Key to Footnotes

(1) Incorporated by reference from the same exhibit number to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-15198), filed with the Securities and Exchange Commission on July 28, 1987.

(2) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1991.

(4) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(5) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1992.

(6) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1993.

(7) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1993.

(8) Incorporated by reference from the same exhibit number to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(9) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1994.

(10) Incorporated by reference from the same exhibit number to the Company's Registration Statement on Form S-1 (file no. 33-52641), filed with the Securities and Exchange Commission on March 11, 1994.

(11) Incorporated by reference from exhibit number 10.9(c) to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file no. 33-52641), filed with the Securities and Exchange Commission on May 2, 1994.

(12) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated by reference from the same exhibit number to the Company's Form 10-Q for the quarter ended September 30, 1994.