Form 10-Q
period 1995-03-31
LARIZZA INDUSTRIES INC
filed 1995-05-11
CIK 817134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


 (MARK ONE)
    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No____


Number of shares of Common Stock, without par value, of the registrant outstanding as of April 30, 1995: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                                     INDEX

                                                                                                      Page No.
                                                                                                      --------

Part I.  Financial Information:

       Item 1.                    Financial Statements:

                                  Consolidated Condensed Balance Sheets -
                                  March 31, 1995 and December 31, 1994  . . . . . . . . . .               3

                                  Consolidated Condensed Statements of Operations -
                                  Three Months Ended March 31, 1995 and 1994  . . . . . . .               4

                                  Consolidated Condensed Statements of Cash Flows -
                                  Three Months Ended March 31, 1995 and 1994  . . . . . . .               5

                                  Notes to Consolidated Condensed Financial Statements  . .               6

       Item 2.                    Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations   . . . . . . . . . .               7

Part II.  Other Information:

       Item 6.                    Exhibits and Reports on Form 8-K  . . . . . . . . . . . .               8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                                                          March 31,       December 31,
                                                                                            1995              1994
                                                                                      ----------------  ----------------
                                                                                        (Unaudited)

Current assets:
  Cash and cash equivalents                                                            $            363              794
  Accounts receivable, net                                                                       30,480           26,363
  Inventories:
    Raw materials                                                                                 4,882            4,302
    Work in process                                                                               1,501            1,992
    Finished goods                                                                                2,853            2,307
                                                                                            -----------      -----------
             Total inventories                                                                    9,236            8,601
                                                                                            -----------      -----------
  Reimbursable tooling costs                                                                      7,251            4,810
  Net current assets of discontinued operations                                                   1,669            1,624
    Deferred income taxes                                                                           734              734
  Other current assets                                                                              982            1,239
                                                                                            -----------      -----------
             Total current assets                                                                50,715           44,165
                                                                                            -----------      -----------
Property, plant and equipment, at cost                                                           54,637           52,966
Less accumulated depreciation and amortization                                                   24,419           23,479
                                                                                            -----------      -----------
             Net property, plant and equipment                                                   30,218           29,487
                                                                                            -----------      -----------
Notes receivable from principal shareholders                                                      2,297            2,264
Goodwill and other intangibles, net                                                               7,367            7,416
Net noncurrent assets of discontinued operations                                                     82              122
                                                                                            -----------      -----------
                                                                                            $    90,679           83,454
                                                                                            ===========      ===========

Current liabilities:
  Current installments of long-term debt and
   capitalized lease obligation                                                             $       233            2,101
  Accounts payable                                                                               23,892           20,064
  Income taxes payable                                                                            4,980            6,954
  Accrued salaries and wages                                                                      2,312            2,047
  Accrual for loss on sale of discontinued operations                                             2,027            2,331
  Other accrued expenses                                                                          7,145            7,020
                                                                                            -----------      -----------
             Total current liabilities                                                           40,589           40,517
                                                                                            -----------      -----------
Long-term debt, excluding current installments                                                   32,900           30,000
Capitalized lease obligation, excluding current installments                                        450              510
Deferred income taxes                                                                               315              315
Other long-term liabilities                                                                       1,854            1,931

Shareholders' equity:
  Common stock                                                                                   76,780           76,780
  Additional paid-in capital                                                                      5,551            5,551
  Accumulated deficit                                                                           (63,150)         (67,484)
  Foreign currency translation adjustment                                                        (4,610)          (4,666)
                                                                                            -----------      -----------
             Total shareholders' equity                                                          14,571           10,181
                                                                                            -----------      -----------
                                                                                            $    90,679           83,454
                                                                                            ===========      ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC.  AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                              ---------------------
                                                                                               1995             1994
                                                                                               ----             ----
Net sales
                                                                                             $   55,619           41,061
Cost of goods sold                                                                               44,776           32,174
                                                                                             ----------        ---------
        Gross profit                                                                             10,843            8,887

Selling, general and administrative expenses                                                      3,939            3,096
                                                                                             ----------        ---------
        Operating income                                                                          6,904            5,791

Other income (expense):
  Interest expense, net                                                                            (677)          (1,151)
  Foreign exchange gain (loss)                                                                     (356)             258
  Other, net                                                                                        (37)             336
                                                                                             ----------        ---------
                                                                                                 (1,070)            (557)
                                                                                             ----------        ---------
Income before income tax provision                                                                5,834            5,234

Income tax provision                                                                              1,500            1,835
                                                                                             ----------        ---------
Net income                                                                                   $    4,334            3,399
                                                                                             ==========       ==========
Income per common share:
  Primary                                                                                    $      .20             . 22
                                                                                             ==========       ==========
  Fully diluted                                                                                               $      .19
                                                                                                              ==========
Weighted average number of shares of common stock outstanding
  Primary                                                                                        22,088           15,738
  Fully diluted                                                                                                   22,088




See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)





                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                         ---------------------------
                                                                                           1995                1994
                                                                                          ------              ------
Operations:
  Net income                                                                        $      4,334             3,399
  Noncash items:
     Depreciation and amortization                                                         1,228             1,037
     Foreign exchange (gain) loss                                                            356              (258)
     Amortization of deferred gain                                                             -              (313)
     Interest accrued on long-term debt                                                        -               791
     Operating working capital  decrease (increase)                                       (5,054)              249
     Other, net                                                                               (9)             (292)
                                                                                        --------          --------
                                                                                             855             4,613
                                                                                        --------          --------
Investments:
  Property, plant and equipment, net                                                      (1,870)           (1,529)
  Other, net                                                                                 (33)              (31)
                                                                                        --------          --------
                                                                                          (1,903)           (1,560)
                                                                                        --------          --------
Financing:
  Issuance (repayments) of debt, net                                                         971            (3,350)
                                                                                        --------          --------
                                                                                             971            (3,350)

Effect of exchange rates on cash                                                            (354)             (254)
                                                                                        --------          --------

Net decrease in cash and cash equivalents                                                   (431)             (551)

Cash and cash equivalents at beginning of period                                             794               559
                                                                                        --------          --------

Cash and cash equivalents at end of period                                              $    363                 8
                                                                                        ========          ========

Noncash  financing activities:
  Conversion of debt to equity                                                                            $ 59,578
                                                                                                          ========





See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

     On a fully-diluted basis, both net income and shares outstanding were adjusted to assume the conversion of the convertible term loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first three months of 1994, interest expense of $791,000 related to the convertible term loan was added back into income.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

First Quarter Ended March 31, 1995 compared with
First Quarter Ended March 31, 1994

The Company's net sales increased $14,558,000, or 35.5%, in the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. This increase was primarily due to new business which was launched during the third quarter of 1994, the acquisition of Hughes Plastics, Inc. in October, 1994 and increased production levels of vehicles in which the Company's products are used.

Gross profit increased $1,956,000, or 22.0%, in the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. The gross profit margin decreased to 19.5% in the 1995 period from 21.6% in the 1994 period. This decrease was caused primarily by losses incurred at Hughes Plastics which was acquired in October, 1994, and increased raw material costs, partially offset by the effect of higher sales on fixed costs.

Operating income for the quarter ended March 31, 1995 increased $1,113,000, or 19.2%, compared to the quarter ended March 31,1994. Operating income as a percentage of net sales was 12.4% in the current quarter compared to 14.1% in the comparable prior year's quarter. This decrease in operating income margins resulted primarily from decreased gross profit margins, partially offset by lower selling, general and administrative expenses as a percentage of net sales.

Selling, general and administrative expenses for the quarter increased by $843,000, or 27.2%, due to increased sales, the acquisition of Hughes Plastics and higher corporate expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 7.1% in the first quarter of 1995 compared to 7.5% in the first quarter of 1994, primarily due to the effect of higher sales on fixed costs.

Interest expense decreased $474,000 in the first quarter of 1995 compared to the first quarter of 1994 due to a lower debt level resulting from a debt to equity conversion which was completed on March 11, 1994.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net cash position decreased by $431,000 during the first quarter of 1995. After investing $5,054,000 in working capital due to increased sales, $855,000 was generated from operations. Cash of $971,000 was generated through borrowings and $1,870,000 was used for capital expenditures. The Company expects capital expenditures in 1995 to be approximately $7,500,000.

At March 31, 1995, the Company had $7,775,000 available under its line of credit, plus, if certain conditions are met, an additional $3,600,000 available for tooling and capital expenditures.

The Company's primary needs for liquidity in the next year will be to support its working capital needs, debt service requirements and capital expenditure requirements. The Company believes that cash generated by operations plus amounts available under its line of credit will be adequate to fund its cash needs for the next twelve months.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     27                   Financial Data Schedule

b)   Reports on Form 8-K  filed during the first quarter:

     There were no reports on form 8-K filed by the Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LARIZZA INDUSTRIES, INC.



                                              /S./Terence C. Seikel
                                              -----------------------
                                              Terence C. Seikel
Date:  May 8, 1995                            Chief Financial Officer
       -----------                            (Principal Financial Officer and
                                              Duly Authorized Officer of the
                                              Registrant)

                                 EXHIBIT INDEX



 Exhibit
   No.                      Description                                                    Page
- -----------                 ------------                                                   ----

27                          Financial Data Schedule                                        11