Form 10-Q
period 1995-06-30
LARIZZA INDUSTRIES INC
filed 1995-08-14
CIK 817134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(CHECK ONE)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR
  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ___ TO ___




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, without par value, of the registrant outstanding as of July 31, 1995: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information:

    Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets -
             June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . .                   3

             Consolidated Condensed Statements of Operations -
             Three Months and Six Months Ended June 30, 1995 and 1994 . . . . . . . . .                   4

             Consolidated Condensed Statements of Cash Flows -
             Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . .                   5

             Notes to Consolidated Condensed Financial Statements . . . . . . . . . . .                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .                   7

Part II.  Other Information:

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .                   9

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .                   9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   10


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                              June 30,            December 31,
                                                                                1995                  1994
                                                                             ---------               ---------
                                                                            (Unaudited)
 Current assets:
   Cash and cash equivalents                                                   $   500                    794
   Accounts receivable, net                                                     30,842                 26,363
   Inventories:
       Raw materials                                                             4,670                  4,302
       Work in process                                                           1,252                  1,992
        Finished goods                                                           3,562                  2,307
                                                                              --------               --------
                       Total inventories                                         9,484                  8,601
                                                                              --------               --------
    Reimbursable tooling costs                                                  10,275                  4,810
    Net current assets of discontinued operations                                 -                     1,624
    Deferred income taxes                                                          708                    734
    Other current assets                                                           909                  1,239
                                                                              --------               --------
                       Total current assets                                     52,718                 44,165
                                                                              --------               --------
    Property, plant and equipment, at cost                                      56,944                 52,966
    Less accumulated depreciation and amortization                              25,822                 23,479
                                                                              --------               --------
                        Net property, plant and equipment                       31,122                 29,487
                                                                              --------               --------
    Notes receivable from principal shareholders                                 2,331                  2,264
    Goodwill and other intangibles, net                                          7,341                  7,416
    Net noncurrent assets of discontinued operations                              -                       122
                                                                              --------               --------
                                                                               $93,512                 83,454
                                                                              ========               ========
 Current liabilities:
    Current installments of long-term debt and capitalized
      lease obligation                                                         $   244                  2,101
    Accounts payable                                                            27,934                 20,064
    Income taxes payable                                                         3,183                  6,954
    Accrued salaries and wages                                                   1,849                  2,047
    Accrual for loss on sale of discontinued operations                           -                     2,331
    Other accrued expenses                                                       6,707                  7,020
                                                                              --------               --------
                          Total current liabilities                             39,917                 40,517
                                                                              --------               --------
    Long-term debt, excluding current installments                              30,450                 30,000
    Capitalized lease obligation, excluding current installments                   395                    510
    Deferred income taxes                                                          304                    315
    Other long-term liabilities                                                  2,296                  1,931

 Shareholders' equity:
    Common stock                                                                76,780                 76,780
    Additional paid-in capital                                                   5,551                  5,551
    Accumulated deficit                                                       (57,964)               (67,484)
    Foreign currency translation adjustment                                    (4,217)                (4,666)
                                                                              --------               --------
                            Total shareholders' equity                          20,150                 10,181
                                                                              --------               --------
                                                                               $93,512                 83,454
                                                                              ========               ========

     See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30,                               June 30,
                                                                   -----------------------                -----------------------
                                                                    1995             1994                  1995             1994
                                                                   -------          ------                -------         -------
 Net sales                                                         $55,034          42,779                110,653          83,840
 Cost of goods sold                                                 44,691          32,848                 89,467          65,022
                                                                   -------          ------                -------         -------
                Gross profit                                        10,343           9,931                 21,186          18,818

 Selling, general and administrative expenses                        3,967           3,655                  7,906           6,751
                                                                   -------          ------                -------         -------
                Operating income                                     6,376           6,276                 13,280          12,067

 Other income (expense):
     Interest expense, net                                           (634)           (587)                (1,311)         (1,738)
     Other, net                                                      (108)           (339)                  (501)             255
                                                                   -------          ------                -------         -------
                                                                     (742)           (926)                (1,812)         (1,483)

 Income from continuing operations before income tax
     provision and extraordinary gain                                5,634           5,350                 11,468          10,584
 Income tax provision                                                1,250            980                   2,750           2,815
                                                                   -------          ------                -------         -------

 Income from continuing operations before extraordinary gain         4,384           4,370                  8,718           7,769

 Discontinued operation:
     Gain on disposal of discontinued operation                        802              -                     802              -
                                                                   -------          ------                -------         -------
 Income before extraordinary gain                                    5,186           4,370                  9,520           7,769

 Extraordinary gain on refinancing of debt                            -              2,405                   -              2,405
                                                                   -------          ------                -------         -------
 Net income                                                        $ 5,186           6,775                  9,520          10,174
                                                                   =======          ======                =======         =======
 Income per common share:
      Primary:
         Income from continuing operations before
               extraordinary gain                                  $  0.20            0.20                   0.39            0.41

         Gain from discontinued operation                             0.04            -                      0.04            -
         Extraordinary gain                                           -               0.11                   -               0.13
                                                                   -------          ------                -------         -------
         Net income per common share                               $  0.24            0.31                   0.43            0.54
                                                                   =======          ======                =======         =======
     Fully diluted:
         Income from continuing operations before
              extraordinary gain                                                                                             0.39
         Gain from discontinued operation                                                                                     -
         Extraordinary gain                                                                                                  0.11
                                                                                                                          -------
         Net income per common share                                                                                         0.50
                                                                                                                          =======
 Weighted average number of shares of common stock outstanding
     Primary                                                        22,088          22,088                 22,088          18,930
     Fully diluted                                                                                                         22,088

     See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                       -----------------------
                                                                                                         1995           1994
                                                                                                       --------       --------
 Operations:
     Net income                                                                                          $9,520         10,174
     Noncash items:
           Depreciation and amortization                                                                  2,508          2,065
           Amortization of deferred gain                                                                   -              (368)
           Extraordinary gain on refinancing of debt                                                       -            (2,405)
           Gain on sale of discontinued operation                                                          (802)          -
           Interest accrued on long-term debt                                                              -               791
           Operating working capital increase                                                            (7,385)          (522)
           Other, net                                                                                       512           (360)
                                                                                                        -------        -------
                                                                                                          4,353          9,007
 Investments:
     Proceeds from sale of discontinued operation, net of subsidiary cash                                 1,164           -
     Property, plant and equipment, net                                                                  (3,728)        (3,162)
     Other, net                                                                                             (67)           (63)
                                                                                                        -------        -------
                                                                                                         (2,631)        (3,225)
 Financing:
     Issuance of debt                                                                                      -            36,000
     Repayments of debt                                                                                  (1,536)       (42,213)
                                                                                                        -------        -------
                                                                                                         (1,536)        (6,213)

 Effect of exchange rates on cash                                                                          (480)          (371)
                                                                                                        -------        -------
 Net decrease in cash and cash equivalents                                                                 (294)          (434)

 Cash and cash equivalents at beginning of period                                                           794            559
                                                                                                        -------        -------
 Cash and cash equivalents at end of period                                                             $   500            125
                                                                                                        =======        =======
 Noncash financing activities:
     Conversion of debt to equity                                                                                      $59,578
                                                                                                                       =======


     See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

      On a fully-diluted basis, both net income and shares outstanding were adjusted to assume the conversion of the convertible term loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first six months of 1994, interest expense of $791,000 related to the convertible term loan was added back into income.

(3) On June 1, 1995, the Company sold the common and preferred stock of its wholly-owned subsidiary, General Nuclear Corp. The net cash proceeds of approximately $1,155,000 resulted in a gain on sale of $802,000 after considering the accrual for loss on sale of General Nuclear Corp. of $2,195,000.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Second Quarter Ended June 30, 1995 compared with
Second Quarter Ended June 30, 1994

The Company's net sales increased $12.3 million, or 28.6%, in the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994. This increase was primarily due to new programs which were launched during the third quarter of 1994, increased production levels of certain vehicles in which the Company's products are used and the acquisition of Hughes Plastics, Inc. in October 1994.

Gross profit increased $0.4 million, or 4.1%, in the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994. The gross profit margin decreased to 18.8% in the 1995 period from 23.2% in the 1994 period. This decrease was caused primarily by losses incurred at Hughes Plastics, Inc. and increased raw material costs, partially offset by the effect of higher sales on fixed costs.

Operating income for the quarter ended June 30, 1995 was $6.4 million compared to operating income of $6.3 million for the quarter ended June 30, 1994. Operating income as a percentage of net sales was 11.6% in the current quarter compared to 14.7% in the comparable prior year's quarter. The decrease in operating income margins resulted from decreased gross profit margins, partially offset by lower selling, general and administrative expenses as a percentage of net sales.

Selling, general and administrative expenses for the quarter increased by $0.3 million compared to the prior year's quarter due to increased sales, the addition of Hughes Plastics, Inc. and higher corporate expenses. General and administrative expenses for the prior quarter included costs associated with the filing of a Registration Statement which was subsequently withdrawn and a refinancing of the Company's debt. Selling, general and administrative expenses also declined as a percentage of net sales because of the effect of higher sales on fixed costs.

For a description of the Company's sale of its shares of General Nuclear Corp. and the resulting gain on the disposal of discontinued operations, see Note 3 of Notes to Consolidated Condensed Financial Statements in Part I of this report.

Six Months Ended June 30, 1995 compared with
Six Months Ended June 30, 1994

Net sales for the six months ended June 30, 1995 increased $26.8 million, or 32.0%, compared with the net sales for the six months ended June 30, 1994.
This increase was primarily due to new programs which were launched during the third quarter of 1994, increased production levels of certain vehicles in which the Company's products are used and the acquisition of Hughes Plastics, Inc.
in October 1994.

Gross profit increased $2.4 million, or 12.6%, in the six-month period ended June 30, 1995 compared to the six-month period ended June 30, 1994. This increase in gross profit is a result of higher sales, partially offset by lower gross profit margins. The gross profit margin decreased to 19.1 % in the 1995 period from 22.4% in the 1994 period. This decrease was caused primarily by losses incurred at Hughes Plastics, Inc. and increased raw material costs, partially offset by the effect of higher sales on fixed costs.

Operating income for the six months ended June 30, 1995 was $13.3 million compared to operating income of $12.1 million for the six months ended June 30, 1994. Operating income as a percentage of sales was 12.0% in the current

                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period compared to 14.4% in the comparable prior year period. The decrease in operating income margins resulted from decreased gross profit margins, partially offset by lower selling, general and administrative expenses as a percentage of net sales.

Selling, general and administrative expenses increased $1.2 million in the six months ended June 30, 1995 compared to the six months ended June 30, 1994, due to increased sales, the addition of Hughes Plastics, Inc. and higher corporate expenses. General and administrative expenses for the prior six months included costs associated with the filing of a Registration Statement which was subsequently withdrawn and a refinancing of the Company's debt. Selling, general and administrative expenses also declined as a percentage of net sales because of the effect of higher sales on fixed costs.

For a description of the Company's sale of its shares of General Nuclear Corp. and the resulting gain on the disposal of discontinued operations, see Note 3 of Notes to Consolidated Condensed Financial Statements in Part I of this report.

Interest expense for the six months ended June 30, 1995 decreased $0.4 million compared to the six months ended June 30, 1994, primarily as a result of the conversion of $47 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's net cash position decreased by $0.3 million during the first half of 1995. After investing $7.4 million in working capital due to increased sales, $4.4 million was generated from operations. Approximately $1.2 million was generated from the sale of the stock of General Nuclear Corp. Cash of $3.7 million was used for capital expenditures and $1.5 million was used for repayments of debt. The Company expects capital expenditures for 1995 to be approximately $7.5 million.

The Company's primary needs for liquidity during the next twelve months will be to support its working capital needs, debt service requirements and capital expenditures. The Company believes that cash generated by operations plus amounts available under its line of credit will be adequate to fund its cash requirements for the next twelve months. At June 30, 1995, the Company had $12.6 million available under its line of credit.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 30, 1995. At the annual meeting, the following persons were elected as directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:

                                                                   Votes
                                              ------------------------------------------------
                NAME                             For              Withheld           Abstain
                ----                             ---              --------           -------
           Ronald T. Larizza                  17,520,365           31,534            3,106,140
           Edward L. Sawyer, Jr.              17,520,565           31,335            3,106,140
           Edward W. Wells                    17,520,665           31,235            3,106,140
           Frank E. Blazey, Jr.               17,520,565           31,335            3,106,140
           Stephen J. Lebowski                17,520,665           31,235            3,106,140
           Arthur L. Wiseley                  17,520,665           31,235            3,106,140

      There were no broker non-votes in connection with the election of the directors at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      10.6(c) Lease Amending Agreement between Ronita Properties Limited, Larizza Industries, Inc. and Manchester Plastics, Ltd., dated as of March 14, 1995.

      10.9(f) Severance Agreement between Larizza Industries, Inc. and Edward W. Wells, Jr., dated June 15, 1995.

      10.9(g) Severance Agreement between Larizza Industries, Inc. and Terence C. Seikel, dated June 15, 1995.

      10.9(h) Severance Agreement between Larizza Industries, Inc. and Vincent Donovan, dated June 15, 1995.

      10.12 Stock Purchase Agreement among Larizza Industries, Inc., General Nuclear Acquisition Corp. and General Nuclear Corp., dated as of June 1, 1995.

      27          Financial Data Schedule

b)    Reports on Form 8-K filed during the second quarter:

      There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LARIZZA INDUSTRIES, INC.


                                        /s/ Terence C. Seikel
                                        -----------------------------
                                        Terence C. Seikel
Date: August 14, 1995                   Chief Financial Officer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer of the
                                        Registrant)

                                 EXHIBIT INDEX


Exhibit
   No.         Description                                                                                          Page
-------        -----------                                                                                         ------
10.6(c)        Lease Amending Agreement between Ronita Properties Limited, Larizza Industries, Inc. and
               Manchester Plastics, Ltd., dated as of March 14, 1995.

10.9(f)        Severance Agreement between Larizza Industries, Inc. and Edward W. Wells, Jr., dated June 15, 1995.

10.9(g)        Severance Agreement between Larizza Industries, Inc. and Terence C. Seikel, dated June 15, 1995.

10.9(h)        Severance Agreement between Larizza Industries, Inc. and Vincent Donovan, dated June 15, 1995.

10.12          Stock Purchase Agreement among Larizza Industries, Inc., General Nuclear Acquisition Corp. and
               General Nuclear Corp., dated as of June 1, 1995.

  27           Financial Data Schedule