Form 10-Q
period 1995-09-30
LARIZZA INDUSTRIES INC
filed 1995-10-27
CIK 817134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



         (MARK ONE)
           /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                     OR
           / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ___ TO ___




                                                   Commission file number 1-9634




                                     <LOGO>



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

Yes X No ___

Number of shares of Common Stock, without par value, of the registrant outstanding as of October 26, 1995: 22,088,107

                            LARIZZA INDUSTRIES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
                                     INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information:

    Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets -
             September 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .   3

             Consolidated Condensed Statements of Operations -
             Three Months and Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . .   4

             Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .   5

             Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . .   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Part II.  Other Information:

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                       September 30,      December 31,
                                                                                           1995             1994
                                                                                       ------------       -----------
                                                                                        (Unaudited)
 Current assets:
   Cash and cash equivalents                                                              $      837           794
   Accounts receivable, net                                                                   22,867        26,363
   Inventories:
       Raw materials                                                                           4,880         4,302
       Work in process                                                                         1,409         1,992
       Finished goods                                                                          2,378         2,307
                                                                                          ----------     ---------
                       Total inventories                                                       8,667         8,601
                                                                                          ----------     ---------
    Reimbursable tooling costs                                                                15,346         4,810
    Net current assets of discontinued operations                                               -            1,624
    Deferred income taxes                                                                        733           734
    Other current assets                                                                         868         1,239
                                                                                          ----------     ---------

                       Total current assets                                                   49,318        44,165
                                                                                          ----------     ---------
    Property, plant and equipment, at cost                                                    59,909        52,966
    Less accumulated depreciation and amortization                                            27,417        23,479
                                                                                          ----------     ---------
                        Net property, plant and equipment                                     32,492        29,487
                                                                                          ----------     ---------

    Notes receivable from principal shareholders                                               2,365         2,264
    Goodwill and other intangibles, net                                                        7,319         7,416
    Net noncurrent assets of discontinued operations                                            -              122
    Deferred income taxes                                                                      1,404           250
                                                                                          ----------     ---------
                                                                                          $   92,898        83,704
                                                                                          ==========     =========

 Current liabilities:
    Current installments of long-term debt and capitalized lease obligation               $      257         2,101
    Accounts payable                                                                          22,726        20,064
    Income taxes payable                                                                       3,095         6,954
    Accrued salaries and wages                                                                 2,468         2,047
    Accrual for loss on sale of discontinued operations                                         -            2,331
    Other accrued expenses                                                                     5,419         7,020
                                                                                          ----------     ---------
                          Total current liabilities                                           33,965        40,517
                                                                                          ----------     ---------
    Long-term debt, excluding current installments                                            34,150        30,000
    Capitalized lease obligation, excluding current installments                                 335           510
    Deferred income taxes                                                                        726           565
    Other long-term liabilities                                                                1,938         1,931

 Shareholders' equity:
    Common stock                                                                              76,780        76,780
    Additional paid-in capital                                                                 5,551         5,551
    Accumulated deficit                                                                      (56,950)      (67,484)
    Foreign currency translation adjustment                                                   (3,597)       (4,666)
                                                                                          ----------     ---------
                            Total shareholders' equity                                        21,784        10,181
                                                                                          ----------     ---------
                                                                                          $   92,898        83,704
                                                                                          ==========     =========


     See Accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                     --------------------------        ------------------------
                                                                     1995           1994                1995            1994
                                                                     ----           ----                ----            ----
 Net sales                                                             $   38,478      37,673              149,131         121,513
 Cost of goods sold                                                        33,644      30,334              123,111          95,356
                                                                       ----------      ------              -------         -------
                Gross profit                                                4,834       7,339               26,020          26,157

 Selling, general and administrative expenses                               3,182       3,316               11,088          10,067
                                                                       ----------       -----               ------         -------
                Operating income                                            1,652       4,023               14,932          16,090

 Other income (expense):
     Interest expense, net                                                   (645)       (537)              (1,956)         (2,275)
     Other, net                                                               182          (3)                (319)            252
                                                                       ----------       -----               ------         -------
                                                                             (463)       (540)              (2,275)         (2,023)

 Income from continuing operations before income tax
     provision and extraordinary gain                                       1,189       3,483               12,657          14,067

 Income tax provision                                                         175         735                2,925           3,550
                                                                       ----------      ------              -------         -------


 Income from continuing operations before extraordinary gain                1,014       2,748                9,732          10,517

 Discontinued operation:
     Gain on disposal of discontinued operation                                 -           -                  802               -
                                                                       ----------      ------              -------         -------


 Income before extraordinary gain                                           1,014       2,748               10,534          10,517

 Extraordinary gain on refinancing of debt                                      -           -                    -           2,405
                                                                       ----------      ------              -------         -------


 Net income                                                            $    1,014       2,748               10,534          12,922
                                                                       ==========      ======              =======         =======


 Income per common share:
      Primary:
         Income from continuing operations before extraordinary
         gain                                                          $     0.05        0.12                 0.44            0.53
         Gain from discontinued operation                                       -           -                 0.04               -
         Extraordinary gain                                                     -           -                    -            0.12
                                                                       ----------      ------              -------         -------

         Net income per common share                                   $     0.05        0.12                 0.48            0.65
                                                                       ==========      ======              =======         =======


     Fully diluted:
         Income from continuing operations before extraordinary
         gain                                                                                                                 0.51
         Gain from discontinued operation                                                                                        -
         Extraordinary gain                                                                                                   0.11
                                                                                                                           -------

         Net income per common share                                                                                          0.62
                                                                                                                           =======


 Weighted average number of shares of common stock outstanding
     Primary                                                               22,088      22,088               22,088          19,995
     Fully diluted                                                                                                          22,088





     See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                     -----------------------

                                                                                                          1995      1994
                                                                                                        --------   -------
 Operations:
     Net income
     Noncash items:                                                                                   $  10,534     12,922
           Depreciation and amortization                                                                  3,883      3,106
           Deferred income taxes                                                                           (992)        -
           Amortization of deferred gain                                                                     -        (368)
           Extraordinary gain on refinancing of debt                                                         -      (2,405)
           Gain on sale of discontinued operation                                                          (802)        -
           Interest accrued on long-term debt                                                                -         791
           Operating working capital decrease (increase)                                                 (9,546)     1,406
           Other, net                                                                                       227       (408)
                                                                                                      ---------   --------
                                                                                                          3,304     15,044
 Investments:
     Proceeds from sale of discontinued operation, net of subsidiary cash                                 1,164         -
     Property, plant and equipment, net                                                                  (6,107)    (4,161)
     Other, net                                                                                            (101)       (96)
                                                                                                      ---------   --------
                                                                                                         (5,044)    (4,257)
 Financing:
     Issuance of debt                                                                                        -      36,000
     Borrowings (repayments) of debt, net                                                                 2,105    (45,903)
                                                                                                      ---------   --------
                                                                                                          2,105     (9,903)

 Effect of exchange rates on cash                                                                          (322)      (617)
                                                                                                      ---------   --------

 Net increase in cash and cash equivalents                                                                   43        267

 Cash and cash equivalents at beginning of period                                                           794        559
                                                                                                      ---------   --------

 Cash and cash equivalents at end of period                                                                $837        826
                                                                                                      =========   ========

 Noncash financing activities:
     Conversion of debt to equity                                                                                 $ 59,578
                                                                                                                  ========





     See accompanying notes to unaudited consolidated condensed financial statements.

                   LARIZZA INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


(1)   Basis of Presentation

      In the opinion of management, the information furnished herein includes all adjustments (all of which are of a normal recurring nature) necessary for fair presentation of the results for the interim periods.

(2)   Reclassifications

      Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the 1995 presentation.

(3)   Income Per Share

      Primary income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

      On a fully-diluted basis for the nine months ended September 30, 1994, both net income and shares outstanding were adjusted to assume the conversion of the convertible term loan of $47,000,000 plus accrued interest into 8,283,040 shares of common stock at the beginning of the period. To adjust net income for the first nine months of 1994, interest expense of $791,000 related to the convertible term loan was added back into income.

(4)   General Nuclear Corp. Divestiture

      On June 1, 1995, the Company sold the common and preferred stock of its wholly-owned subsidiary, General Nuclear Corp. The net cash proceeds of approximately $1,155,000 resulted in a gain on sale of $802,000 after considering the accrual for loss on sale of General Nuclear Corp. of $2,195,000.

(5)   Merger Agreement

      On September 26, 1995, the Company signed a definitive Agreement and Plan of Merger with Collins & Aikman Products Co. and its newly-formed, wholly-owned subsidiary. Pursuant to the agreement, the subsidiary will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Collins & Aikman Products Co. and each outstanding share of the Company's common stock will be converted into the right to receive $6.50 in cash, for a total purchase price of approximately $144 million. In connection with the merger, Collins & Aikman is expected to extinguish approximately $34 million of the Company's existing debt. The agreement is subject to the approval of the Company's shareholders and other customary conditions. Ronald T. Larizza, the Company's Chairman of the Board and Chief Executive Officer, has voting control over approximately 50.6% of the Company's outstanding common stock and has agreed to vote those shares in favor of the merger. Accordingly, the approval and adoption of the Agreement by the requisite vote of the Company's shareholders is expected to occur irrespective of whether, or the manner in which, any other shareholders of the Company vote their shares.

                                    ITEM 2.
                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPEMENTS:

On September 26, 1995, the Company signed a definitive Agreement and Plan of Merger with Collins & Aikman Products Co. and it's newly-formed, wholly-owned subsidiary. Pursuant to the agreement, the subsidiary will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Collins & Aikman Products Co. and each outstanding share of the Company's common stock will be converted into the right to receive $6.50 in cash, for a total purchase price of approximately $144 million. In connection with the merger, Collins & Aikman is expected to extinguish approximately $34 million of the Company's existing debt. The Agreement is subject to the approval of the Company's shareholders and other customary conditions. Ronald T. Larizza, the Company's Chairman of the Board and Chief Executive Officer, has voting control over approximately 50.6% of the Company's outstanding common stock and has agreed to vote those shares in favor of the merger. Accordingly, the approval and adoption of the Agreement by the requisite vote of the Company's shareholders is expected to occur irrespective of whether, or the manner in which, any other shareholders of the Company vote their shares.


RESULTS OF OPERATIONS:

Third Quarter Ended September 30, 1995 compared with
Third Quarter Ended September 30, 1994

Net sales increased $0.8 million, or 2.1%, in the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. This increase was primarily due to new programs which were launched since the third quarter of 1994 and the acquisition of Hughes Plastics, Inc., in October 1994, partially offset by the conclusion, in July 1995, of the contract to produce door panels for the Chrysler Jeep Grand Cherokee. The Company has been awarded a contract to produce door panels for the Cadillac Concours which will begin in the third quarter of 1996.

Gross profit decreased $2.5 million, or 34.1%, in the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. The gross profit margin decreased to 12.6% in the 1995 period from 19.5% in the 1994 period. This decrease was caused primarily by the conclusion of the Chrysler Jeep Grand Cherokee contract, which substantially idled one facility. This facility will begin manufacturing door panels for the Cadillac Concours in the third quarter of 1996, and accordingly, many of the fixed costs needed to operate this facility remain in place. Gross profit margins were also impacted negatively by losses incurred at Hughes Plastics and increased raw material costs.

Operating income for the quarter ended September 30, 1995 was $1.7 million compared to operating income of $4.0 million for the quarter ended September 30, 1994. Operating income as a percentage of net sales was 4.3% in the current quarter compared to 10.7% in the comparable prior year's quarter. The decrease in operating income margins resulted from decreased gross profit margins, partially offset by lower selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses for the quarter decreased by $0.1 million compared to the prior year's quarter.

Nine Months Ended September 30, 1995 compared with
Nine Months Ended September 30, 1994

Net sales for the nine months ended September 30, 1995 increased $27.6 million, or 22.7%, compared with the net sales for the nine months ended September 30, 1994. This increase was primarily due to new programs which were launched since the third quarter of 1994, increased production levels of certain vehicles in which the Company's products are used and the acquisition of Hughes Plastics, Inc. in October 1994, partially offset by the conclusion, in July 1995, of the contract to produce door panels for the Chrysler Jeep Grand Cherokee. The Company has been awarded a contract to produce door

                            LARIZZA INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

panels for the Cadillac Concours which will begin in the third quarter of 1996.

Gross profit decreased $0.1 million, or 0.5%, in the nine-month period ended September 30, 1995 compared to the nine-month period ended September 30, 1994. The gross profit margin decreased to 17.4% in the 1995 period from 21.5% in the 1994 period. This decrease was caused primarily by losses incurred at Hughes Plastics, Inc., the conclusion of the Chrysler Jeep Grand Cherokee contract, which substantially idled one facility, and increased raw material costs, partially offset by the effect of higher sales on fixed costs. The idled facility will begin manufacturing door panels for the Cadillac Concours in the third quarter of 1996, and accordingly, many of the fixed costs needed to operate this facility remain in place.

Operating income for the nine months ended September 30, 1995 was $14.9 million compared to operating income of $16.1 million for the nine months ended September 30, 1994. Operating income as a percentage of net sales was 10.0% in the current period compared to 13.2% in the comparable prior year period. The decrease in operating income margins resulted from decreased gross profit margins, partially offset by lower selling, general and administrative expenses as a percentage of net sales.

Selling, general and administrative expenses increased $1.0 million in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994, due to increased sales, the addition of Hughes Plastics, Inc. and higher corporate expenses. General and administrative expenses for the prior nine months included costs associated with the filing of a Registration Statement which was subsequently withdrawn and a refinancing of the Company's debt. Selling, general and administrative expenses also declined as a percentage of net sales because of the effect of higher sales on fixed costs.

For a description of the Company's sale of its shares of General Nuclear Corp. and the resulting gain on the disposal of discontinued operations, see Note 4 of Notes to Consolidated Condensed Financial Statements in Part I of this report.

Interest expense for the nine months ended September 30, 1995 decreased $0.3 million compared to the nine months ended September 30, 1994, primarily as a result of the conversion of $47 million in principal amount of debt, plus the related accrued interest, into common stock on March 11, 1994.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net cash position at September 30, 1995 remained approximately the same as at December 31, 1994. After investing $9.5 million in working capital due primarily to investments in tooling for new programs and payments of income taxes, $3.3 million was generated from operations. Cash of $6.1 million was used for capital expenditures, $1.2 million was generated from the sale of a discontinued operation and $2.1 million was generated from additional borrowings. The Company expects capital expenditures for 1995 to be approximately $7.5 million.

In the event the merger with a subsidiary of Collins & Aikman Products Co. occurs and the Company becomes a wholly-owned subsidiary of Collins & Aikman Products approximately $34 million of the Company's existing indebtedness will be extinguished by Collins & Aikman Products. The Company's primary needs for liquidity during the next twelve months will be to support its working capital needs, debt service requirements and capital expenditures. The Company believes that cash generated by operations plus amounts available under its line of credit will be adequate to fund its cash requirements for the next twelve months. At September 30, 1995, the Company had $7.6 million available under its line of credit.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     2.1 Agreement and Plan of Merger among the Company, Collins & Aikman Products Co. and LRI Acquisition Corporation, dated September 26, 1995, incorporated by reference from exhibit number 2 to Amendment No. 5 to Schedule 13D filed with the Securities and Exchange Commission by Ronald T. Larizza on October 3, 1995.

     2.2 Stock Agreement, between Ronald T. Larizza and Collins & Aikman Products Co., dated September 26, 1995, incorporated by reference from exhibit number 3 to Amendment No. 5 to
                    Schedule 13D filed with the Securities and Exchange Commission by Ronald T. Larizza on October 3, 1995.

     27             Financial Data Schedule

b)   Reports on Form 8-K filed during the third quarter:

     There were no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LARIZZA INDUSTRIES, INC.




                                             /s/ Terence C. Seikel
                                             ----------------------
                                             Terence C. Seikel
Date: October 26, 1995                       Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer of the
                                             Registrant)

                                 EXHIBIT INDEX

Exhibit
   No.         Description                                                                                           Page
-------        -----------                                                                                           ----
   2.1         Agreement and Plan of Merger among the Company, Collins & Aikman Products Co.                         n/a
               and LRI Acquisition Corporation, dated September 26, 1995, incorporated by reference from exhibit number 2 to Amendment No. 5 to Schedule 13D filed with the Securities and Exchange Commission by Ronald T. Larizza on October 3, 1995.

   2.2         Stock Agreement between Ronald T. Larizza and Collins & Aikman Products Co., dated                    n/a
               September 26, 1995, incorporated by reference from exhibit number 3 to Amendment
               No. 5 to Schedule 13D filed with the Securities and Exchange Commission by Ronald T.
               Larizza on October 3, 1995.

  27           Financial Data Schedule
